Form 10-Q
period 2021-03-31
Karat Packaging Inc.
filed 2021-05-28
CIK 1758021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-40336

Karat Packaging Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2237832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6185 Kimball Avenue Chino, CA	91708
(Address of principal executive offices)	(Zip Code)

(626) 965-8882
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	KRT	The NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 27, 2021 was 19,709,500 shares.

TABLE OF CONTENTS

 i

KARAT PACKAGING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

	March 31,	December 31,
	2021	2020
Assets

Current assets
Cash and cash equivalents (including $0.1 million associated with variable interest entity at March 31, 2021 and December 31, 2020)	$961,000	$448,000
Accounts receivable, net of allowance for doubtful accounts of $0.3 million at March 31, 2021 and December 31, 2020	25,579,000	23,838,000
Inventories	46,065,000	48,961,000
Prepaid expenses and other current assets (including $0.1 million associated with variable interest entity at March 31, 2021 and December 31, 2020)	3,422,000	6,530,000
Total current assets	76,027,000	79,777,000
Property and equipment, net (including $47.5 million and $47.8 million associated with variable interest entity at March 31, 2021 and December 31, 2020, respectively)	93,865,000	95,533,000
Deposits	2,845,000	2,456,000
Goodwill	3,510,000	3,113,000
Intangible assets, net	400,000	-
Deferred tax asset	64,000	64,000
Other assets (including $0.1 million associated with variable interest entity at March 31, 2021 and December 31, 2020)	159,000	161,000
Total assets	$176,870,000	$181,104,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable (including $0 and $0.6 million associated with variable interest entity at March 31, 2021 and December 31, 2020, respectively)	$17,186,000	$20,069,000
Accrued expenses (including $0.2 million and $0.1 million associated with variable interest entity at March 31, 2021 and December 31, 2020, respectively)	5,510,000	4,959,000
Related party payable	3,420,000	5,038,000
Credit cards payable	634,000	794,000
Income taxes payable	-	41,000
Customer deposits (including $0.1 and $0 million associated with variable interest entity at March 31, 2021 and December 31, 2020)	635,000	551,000
Capital leases, current portion	325,000	321,000
Debt, current portion (including $0.7 million associated with variable interest entity at March 31, 2021 and December 31, 2020)	11,841,000	11,364,000
Total current liabilities	39,551,000	43,137,000

Deferred tax liability	6,181,000	6,181,000
Line of credit	33,239,000	33,169,000
Long-term debt, net of current portion (including $36.5 million and $36.7 million associated with variable interest entity at March 31, 2021 and December 31, 2020, respectively, and debt discount of $0.1 million associated with variable interest entity at March 31, 2021 and December 31, 2020)	51,048,000	53,410,000
Capital leases, net of current portion	207,000	290,000
Other liabilities (including $2.6 million and $3.9 million associated with variable interest entity at March 31, 2021 and December 31, 2020, respectively)	3,726,000	5,049,000
Total liabilities	133,952,000	141,236,000

Commitments and Contingencies (Note 13)

Karat Packaging Inc. stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,190,000 shares issued, 15,167,000 shares outstanding at March 31, 2021 and December 31, 2020	15,000	15,000
Additional paid in capital	13,981,000	13,981,000
Treasury stock, $0.001 par value, 23,000 shares on March 31, 2021 and December 31, 2020	(248,000)	(248,000)
Retained earnings	20,436,000	18,656,000
Total Karat Packaging Inc. stockholders’ equity	34,184,000	32,404,000
Noncontrolling interest	8,734,000	7,464,000
Total stockholders’ equity	42,918,000	39,868,000
Total liabilities and stockholders’ equity	$176,870,000	$181,104,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
	2021	2020
Net sales	$75,673,000	$64,083,000
Cost of goods sold	54,047,000	46,192,000
Gross profit	21,626,000	17,891,000

Operating expenses:
Selling expense	6,400,000	4,701,000
General and administrative expense (including $0.6 million and $0.1 million associated with variable interest entity for the three-months ended March 31, 2021 and 2020, respectively)	11,455,000	9,102,000
Total operating expenses	17,855,000	13,803,000
Operating income	3,771,000	4,088,000

Other income (expense)
Rental income (including $0.2 million and $0 associated with variable interest entity for the three-months ended March 31, 2021 and 2020, respectively)	246,000	-
Other income	106,000	26,000
Loss on foreign currency transactions	(165,000)	(41,000)
Interest income (expense) (including $0.8 million interest income and $2.4 million interest expense associated with variable interest entity for the three-months ended March 31, 2021 and 2020, respectively)	278,000	(3,306,000)
Total other income (expense)	465,000	(3,321,000)
Income before provision for income tax	4,236,000	767,000

Provision for income tax	1,186,000	200,000

Net income	3,050,000	567,000

Net income (loss) attributable to noncontrolling interest	1,270,000	(1,884,000)

Net income attributable to Karat Packaging Inc.	$1,780,000	$2,451,000

Basic and diluted earnings per share:
Basic	$0.12	$0.16
Diluted	$0.12	$0.16

Weighted average common shares outstanding, basic	15,167,000	15,190,000
Weighted average common shares outstanding, diluted	15,403,000	15,461,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

							Total
							Stockholders’
					Additional		Equity attributable		Total
	Common Stock		Treasury Stock		Paid-in	Retained	to Karat	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Packaging Inc.	Interest	Equity
Balance, January 1, 2020	15,190,000	$15,000	-	$-	$13,981,000	$1,745,000	$15,741,000	$8,313,000	$24,054,000
Net income (loss)	-	-	-	-	-	2,451,000	2,451,000	(1,884,000)	567,000
Balance, March 31, 2020	15,190,000	$15,000	-	$-	13,981,000	$4,196,000	$18,192,000	$6,429,000	$24,621,000

							Total
							Stockholders’
					Additional		Equity attributable		Total
	Common Stock		Treasury Stock		Paid-in	Retained	to Karat	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Packaging Inc.	Interest	Equity
Balance, January 1, 2021	15,190,000	$15,000	(23,000)	$(248,000)	$13,981,000	$18,656,000	$32,404,000	$7,464,000	$39,868,000
Net income	-	-	-	-	-	1,780,000	1,780,000	1,270,000	3,050,000
Balance, March 31, 2021	15,190,000	$15,000	(23,000)	$(248,000)	13,981,000	$20,436,000	$34,184,000	$8,734,000	$42,918,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$3,050,000	$567,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,464,000	1,892,000
Provision for bad debt	-	38,000
Change in fair value of interest rate swap	(1,323,000)	2,415,000
Amortization of loan fees	3,000	3,000
(Increase) decrease in operating assets
Accounts receivable	(1,741,000)	(2,006,000)
Inventories	3,049,000	(1,187,000)
Prepaid expenses and other current assets	3,108,000	(452,000)
Due from affiliated companies	-	(14,000)
Deposits	(41,000)	(2,272,000)
Other assets	2,000	1,000
Increase (decrease) in operating liabilities
Accounts payable	(2,883,000)	1,899,000
Accrued expenses	551,000	581,000
Related party payable	(1,618,000)	469,000
Credit cards payable	(160,000)	(285,000)
Income taxes payable	(41,000)	-
Customer deposits	84,000	(148,000)
Net cash provided by operating activities	$4,504,000	$1,501,000

Cash flows from investing activities
Purchases of property and equipment	(273,000)	(2,252,000)
Deposits paid for property and equipment	(921,000)	(759,000)
Acquisition of Pacific Cup, Inc.	(900,000)	-
Net cash used in investing activities	$(2,094,000)	$(3,011,000)

Cash flows from financing activities
Net proceeds from line of credit	70,000	2,790,000
Proceeds from long-term debt, net of issuance cost	-	2,000,000
Payments on long-term debt	(1,888,000)	(1,738,000)
Payments on capital lease obligations	(79,000)	(78,000)
Net cash (used in) provided by financing activities	$(1,897,000)	$2,974,000

Net increase in cash and cash equivalents	513,000	1,464,000

Cash and cash equivalents
Beginning of year	$448,000	$802,000
End of year	$961,000	$2,266,000

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$-	$23,000
Transfers from deposit to property and equipment	$473,000	$1,012,000
Acquisition of Pacific Cup, Inc. included within deposits	$100,000	$-

Supplemental disclosures of cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$1,088,000	$941,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Operations

Lollicup USA Inc. (“Lollicup”) was incorporated on January 21, 2001 under the laws of the State of California as an S-corporation. Effective January 1, 2018, Lollicup elected to convert from S-Corporation to a C-Corporation. Karat Packaging Inc. (“Karat Packaging”) was incorporated on September 26, 2018 as a Delaware corporation and became the holding company for Lollicup (collectively, the “Company”) through a share exchange with the shareholders of Lollicup.

The Company is a manufacturer and distributor of environmentally friendly, single-use disposable products used in a variety of restaurant and foodservice settings. The Company supplies a wide range of products for the foodservice industry, including food containers, tableware, cups, lids, cutlery, and straws. The products are available in plastic, paper, biopolymer-based and other compostable forms. In 2020, the Company began to supply personal protective equipment related products to their customer such as face shields and face masks. In addition to manufacturing and distribution, the Company offers customized solutions to the customers, including new product development, design, printing, and logistics services.

The Company also supplies products to smaller chains and businesses including boutique coffeehouses, bubble tea cafes, pizza parlors and frozen yogurt shops. The Company is also beginning to supply products to national and regional supermarkets as well as convenience stores.

The Company currently operates manufacturing facilities and distribution and fulfillment center in Chino, California and Rockwall, Texas. In addition, the Company operates four other distribution centers located in Rockwall, Texas, Branchburg, New Jersey, Summer, Washington and Summerville, South Carolina. The distribution and fulfillment centers are strategically located in proximity to major population centers, including the Los Angeles, New York, and Seattle metro areas. Also, on March 1, 2021, we completed the acquisition of the assets of Pacific Cup Inc., a paper cup manufacturer based in Kapolei, Hawaii.

2.	Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of March 31, 2021 and for the three-months ended March 31, 2021 and 2020 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021.

The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of Karat Packaging and its wholly-owned operating subsidiaries, Lollicup, Lollicup Franchising, LLC (“Lollicup Franchising”) (effective September 1, 2020, refer to Note 3), Pacific Cup, Inc. (effective March 1, 2021, refer to Note 3), and Global Wells, a variable interest entity wherein the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.

Noncontrolling Interests: The Company consolidates its variable interest entity, Global Wells, in which the Company is the primary beneficiary. The Company became the primary beneficiary of Global Wells on March 23, 2018 upon execution of an operating lease agreement allowing the Company to lease Global Wells’ facility.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Noncontrolling interests represent third-party equity ownership interests in Global Wells. The Company recognizes noncontrolling interests as equity in the condensed consolidated financial statements separate from Company’s stockholders’ equity. The amount of net income (loss) attributable to noncontrolling interests is disclosed in the condensed consolidated statements of income.

Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ materially from the estimates that were assumed in preparing the condensed consolidated financial statements. Estimates that are significant to the condensed consolidated financial statements include stock-based compensation, allowance for doubtful accounts, reserve for slow-moving and obsolete inventory, deferred taxes, and estimated useful lives of property and equipment.

Reporting Segment: The Company manages and evaluates its operations in one reportable segment. This segment consists of manufacturing and supply of a broad portfolio of single-use products that are used to serve food and beverages and are available in plastic, paper, foam, post-consumer recycled content and renewable materials. It also consists of the distribution of personal protective equipment related products such as face shields and face masks.

Earnings per Share: Basic earnings per common share is calculated by dividing net income attributable to Karat Packaging by the weighted average number of common shares outstanding during the related period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares.

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three-months or less to be cash equivalents. At March 31, 2021 and December 31, 2020, cash and cash equivalents were comprised of cash held in money market, cash on hand and cash deposited with banks.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due from customers. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history. The Company recognizes an allowance for bad debt on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt write-offs, current past due customers in the aging as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Inventories: Inventories consist of raw materials, work-in-process, and finished goods. Inventory cost is determined using the first-in, first-out (FIFO) method and valued at lower of cost or net realizable value. The Company maintains reserves for excess and obsolete inventory considering various factors including historic usage, expected demand, anticipated sales price, and product obsolescence.

Property and Equipment: Property and equipment are carried at cost, net of accumulated depreciation and amortization, and net of impairment losses, if any. Depreciation of property and equipment are computed by straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the term of the lease, or the estimated life of the improvement, whichever is less.

The estimated useful life of property and equipment are as follows:

Machinery and equipment	5 to 10 years
Leasehold improvements	Lower of useful life or lease term
Vehicles	3-5 years
Furniture and fixtures	7 years
Building	28 to 40 years
Property held under capital leases	3-5 years
Computer hardware and software	3 years

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Normal repairs and maintenance are expensed as incurred, whereas significant changes that materially increase values or extend useful lives are capitalized and depreciated over the estimated useful lives of the related assets.

Deposits: Deposits include payments made for machinery and equipment related to the new Rockwall, Texas manufacturing facility. As of March 31, 2021 and December 31, 2020, the Company had deposits of approximately $2.3 million and $1.8 million, respectively, relating to machinery and equipment for this facility. Included in deposits are also payments made to the lessors of leased properties as security for the full and faithful observance of contracts, which will be refunded to the Company upon expiration or termination of the contract.

Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. An impairment exists if the undiscounted cash flows generated by the Company’s long-lived assets are less than the net book value of the related assets. If the long-lived assets are impaired, an impairment loss is recognized and measured as the amount by which the carrying value exceeds the estimated fair value of those assets. For the period ended March 31, 2021 and March 31, 2020, management concluded that an impairment write-down was not required.

Business Combination and Goodwill: The Company applies the acquisition method of accounting for business combinations in accordance with U.S. GAAP, which requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets, and liabilities acquired. Such estimates may be based on significant unobservable inputs. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Goodwill is evaluated for impairment at least annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. As of March 31, 2021, goodwill recorded in the accompanying condensed consolidated balance sheets is related to the Company’s acquisition of Pacific Cup, Inc. and Lollicup Franchising (see Note 3). Through March 31, 2021, the Company determined no impairments have occurred.

Government Grants: Government grants are not recognized unless there is reasonable assurance that the Company and Global Wells will comply with the grants’ conditions and that the grants will be received. As of March 31, 2021 and December 31, 2020, the Company and Global Wells received cumulative grants of $900,000 and $1,302,000, respectively. These grants are reported as deferred income within other liabilities in the accompanying condensed consolidated balance sheets as there are conditions attached to the grants that the Company and Global Wells have not met. These conditions include requiring its facility in Rockwall, Texas to maintain a certain minimum tax value for the next five calendar years (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Instruments: Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of income during the current period.

The Company and Global Wells are exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments applicable to the Company and Global Wells is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company and Global Wells’ fixed and floating-rate borrowings. As of March 31, 2021 and December 31, 2020, the Company and Global Wells had interest rate swaps that are accounted for as a derivative instrument under ASC 815. The Company and Global Wells did not designate interest rate swaps for hedge accounting and as such, the change in fair value of interest rate swaps is recognized as interest expense in the accompanying condensed consolidated statements of income.

Variable Interest Entities: The Company has a variable interest in two entities, Global Wells and Lollicup Franchising, LLC (prior to September 1, 2020, the acquisition date, see Note 3).

Global Wells

In 2017, Lollicup along with three other unrelated parties formed Global Wells. Lollicup has a 13.5% ownership interest and a 25% voting interest in Global Wells, located in Rockwall, Texas. The purpose of this entity is to own, construct, and manage a warehouse and manufacturing facility. Global Wells’ operating agreement may require its members to make additional contributions only upon the unanimous decision of the members or where the cash in Global Wells’ bank account falls below $50,000. In the event that a member is unable to make an additional capital contribution, the other members will be required to make contributions to offset the amount that member cannot contribute, up to $25,000.

Global Wells was determined to be a variable interest entity in accordance with ASC Topic 810, Consolidations, however, at the time the investment was made, it was determined that Lollicup was not the primary beneficiary. In 2018, Lollicup entered into an operating lease with Global Wells (“Texas Lease”). The lease term for the Texas Lease is for 10 years beginning October 1, 2018 and called for a monthly lease payment of $214,500. The lease agreement was subsequently amended for the lease term to begin in May 1, 2019 and calls for a monthly lease payment of $196,000. In June 2020, the Company entered into another operating lease with Global Wells (“New Jersey Lease”). The lease term for the New Jersey Lease is for 5 years beginning July 1, 2020 and calls for a monthly lease payment of $90,128.

Upon entering into the Texas Lease with Lollicup on March 23, 2018, it was determined that Lollicup holds current and potential rights that give it the power to direct activities of Global Wells that most significantly impact Global Wells’ economic performance, receive significant benefits, or the obligation to absorb potentially significant losses, resulting in Lollicup having a controlling financial interest in Global Wells. As a result, Lollicup was deemed to be the primary beneficiary of Global Wells and has consolidated Global Wells under the risk and reward model of ASC Topic 810, for the period from March 23, 2018. The monthly lease payments for the Texas Lease and New Jersey Lease are eliminated upon consolidation.

Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells, except for the Company’s guarantee of Global Wells’ term loans. The Company was a guarantor for Global Wells’ construction loan, which provided for advances up to $21,640,000 and expired in May 2019. In May 2019, Global Wells entered into a loan agreement with a financial institution and used the proceeds from the new term loan to pay off the principal balance and accrued interest related to the construction loan. In June 2020, Global Wells entered into a loan agreement with a financial institution to purchase land and building in Branchburg, New Jersey, which was also guaranteed by the Company. The Company entered into an operating lease with Global Wells to utilize the facility in Branchburg, New Jersey. As of March 31, 2021 and December 31, 2020, total loan guaranteed by the Company related to Global Wells amounted to $37,319,000 and $37,491,000, respectively. The term loans are also guaranteed by the Company’s two significant stockholders.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following financial information includes assets and liabilities of Global Wells and are included in the accompanying condensed consolidated balance sheets, except for those that eliminate upon consolidation:

	March 31,	December 31,
	2021	2020
Cash	$65,000	$81,000
Accounts receivable	-	343,000
Prepaid expenses and other current assets	99,000	98,000
Property and equipment, net	47,523,000	47,826,000
Other assets	5,170,000	5,260,000
Total assets	$52,857,000	$53,608,000

Accounts payable	$-	$564,000
Accrued expenses	219,000	128,000
Customer deposits	72,000	-
Due to Lollicup USA Inc.	2,622,000	2,990,000
Long-term debt, current portion	702,000	694,000
Long-term debt, net of current portion	36,519,000	36,697,000
Other liabilities	2,625,000	3,906,000
Total liabilities	$42,759,000	$44,979,000

Lollicup Franchising, LLC

Prior to the acquisition on September 1, 2020 (see Note 3), the Company’s two major shareholders share common ownership with Lollicup Franchising. Lollicup Franchising owns and operates one store and also licenses its name to third party store owners and operators. The Company sells inventory to Lollicup Franchising and to the licensed third-party stores. In connection with the sales to third-party stores, the Company has an incentive program with Lollicup Franchising where a certain percentage of the sales to the third-party stores are paid to Lollicup Franchising. The Company has determined that the Company held a variable interest in Lollicup Franchising, however, it was determined that the Company is not the primary beneficiary.

The Company has incurred incentive program expenses of $32,000 for the three-months ended March 31, 2020, which are reported as a contra to net sales in the accompanying condensed consolidated statements of income.

The Company does not have any explicit arrangements and implicit variable interest where the Company is required to provide financial support to Lollicup Franchising. The Company has determined that the maximum exposure to loss as a result of its involvement with Lollicup Franchising is zero.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stockholder’s Equity: The Company’s Certificate of Incorporation authorizes both common and preferred stock. The total number of shares of all classes of stock authorized for issuance is 110,000,000 shares, par value of $0.001, with 10,000,000 designed as preferred stock and 100,000,000 designated as common stock. Each holder of common stock and preferred stock shall be entitled to one vote per share held.

In June 2020, a $0.04 cents per qualifying share of dividend was declared by the Company. The Company recorded $606,000 of cash dividends as of December 31, 2020.

In March 2020, the Company re-acquired 10,000 of its own shares from an existing shareholder. The total amount paid to acquire the shares was $107,000 and has been deducted from shareholders’ equity.

In July 2020, the Company re-acquired 13,000 of its own shares from an existing shareholder. The total amount paid to acquire the shares was $141,000 and has been deducted from shareholders’ equity.

Revenue Recognition: As the Company generates revenues from customers that include national distributors, fast food restaurants with multiple locations, small businesses, and those that purchase for individual consumption, the Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three-months ended March 31, 2021 and 2020, net sales disaggregated by customer type consists of the amounts shown below.

	Three-months ended March 31,
	2021	2020
National	$18,289,000	$15,498,000
Distributors	40,010,000	33,934,000
Online	11,443,000	6,286,000
Retail	5,931,000	8,365,000
	$75,673,000	$64,083,000

•	National chains revenue: National chains revenue is derived from fast food restaurants with locations across multiple states. Revenue from transactions with national chains is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.

•	Distributors revenue: Distributors revenues are derived from national and regional distributors across the U.S. that purchase the Company’s products for restaurants, offices, schools, and government entities. Revenue from national distributions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	Online revenue: Online revenue is derived from small businesses such as small restaurants, bubble tea shops, coffee shops, juice bars and smoothie shops. Revenue from wholesale transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.

•	Retail revenue: Retail revenue is derived primarily from regional bubble tea shops, boutique coffee shops and frozen yogurt shops. Revenue from retail transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.

The transaction price is the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods to the customer. Revenue is recorded based on the total estimated transaction price, which includes fixed consideration and estimates of variable consideration. Variable consideration includes estimates of rebates and other sales incentives, cash discounts for prompt payment, consideration payable to customers for cooperative advertising and other program incentives, and sales returns. The Company estimate its variable consideration based on contract terms and historical experience of actual results using the expected value method. The performance obligations are generally satisfied shortly after manufacturing and shipment as purchases made by the Company’s customers are manufactured and shipped with minimal lead time.

The Company’s contract liabilities consist of rebates and other sales incentives, consideration payable to customers for cooperative advertising and other program incentives, and sales return. As of March 31, 2021 and December 31, 2020, the contract liabilities were not considered significant to the financial statements.

Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying condensed consolidated statements of income. Shipping and handling fees billed to a customer are not deemed to be separate performance obligations as these activities occur before the customer receives the products. Shipping and handling costs included within selling expenses in the condensed consolidated financial statements for the three-months ended March 31, 2021 and 2020 were $5,483,000 and $3,758,000, respectively.

Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue.

Sales commissions are expensed as incurred due to the amortization period being less than one year and are recorded in selling expense on the accompanying consolidated statements of income.

Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included in operating expenses in the condensed consolidated financial statements were $388,000 and $303,000 for the three-months ended March 31, 2021 and 2020, respectively.

Income Taxes: The Company applies the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company applies ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company’s practice is to recognize potential interest and/or penalties related to income tax matters as income tax expense in the accompanying condensed consolidated statements of income. Accrued interest and penalties are included on the related tax liability in the condensed consolidated balance sheets. The Company had no uncertain tax positions as of March 31, 2021 and December 31, 2020.

Concentration of Credit Risk: Cash is maintained at financial institutions and, at times, balances exceed federally insured limits. Management believes that the credit risk related to such deposits is minimal.

The Company extends credit based on the valuation of the customers’ financial condition and general collateral is not required. Management believes the Company is not exposed to any material credit risk on these accounts.

For the three-months ended March 31, 2021 and 2020, purchases from the following vendor makes up greater than 10 percent of total purchases:

	Three-months ended March 31,
	2021	2020
Keary Global Ltd. ("Keary Global") and its affiliate, Keary International, Ltd.- related parties	*	14%

*purchases represented less than 10% of total purchases

Amounts due to the following vendors at March 31, 2021 and December 31, 2020 that exceed 10 percent of total accounts payable are as follows:

	March 31,	December 31,
	2021	2020
Keary Global and its affiliate, Keary International - related parties	13%	18%
Taizhou Fuling Plastics Co.,Ltd	14%	11%

No customer accounted for more than 10 percent of sales for the three-months ended March 31, 2021 and 2020. No customer accounted for more than 10 percent of accounts receivable as of March 31, 2021 and December 31, 2020.

Fair Value Measurements: The Company follows ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

ASC 820 establishes a hierarchy of valuation inputs based on the extent to which the inputs are observable in the marketplace. Observable inputs reflect market data obtained from sources independent of the reporting entity and unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

The following describes the hierarchy of inputs used to measure fair value and the primary valuation methodologies used by the Center for financial instruments measured at fair value on a recurring basis. The three levels of inputs are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Center has the ability to access as of the measurement date.

Level 2 — Inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the same term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

At March 31, 2021 and December 31, 2020, the Company has financial instruments classified within the fair value hierarchy, which consist of the following:

•	Interest rate swaps that meets the definition of a derivative, classified as Level 2 within the fair value hierarchy, and reported as an asset or liability depending on its fair value on the condensed consolidated balance sheet. The fair value of interest rate swaps is calculated using pricing models that will use volatility to quantify the probability of changes around interest rate trends.

•	Money market account, classified as Level 1 within the fair value hierarchy, and reported as a current asset on the condensed consolidated balance sheets.

The following table summarize the Company’s fair value measurements by level at March 31, 2021 for the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Cash equivalents	$56,000	$-	$-
Interest rate swaps	-	(1,523,000)	-
Fair value, March 31, 2021	$56,000	$(1,523,000)	$-

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Cash equivalents	$448,000	$-	$-
Interest rate swaps	-	(2,847,000)	-
Fair value, December 31, 2020	$448,000	$(2,847,000)	$-

The Company has not elected the fair value option as presented by ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, for the financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, including accounts receivable, accounts payable, and borrowing under promissory notes, are reported at their carrying value.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt and line of credit at March 31, 2021 and December 31, 2020 approximates fair value because the interest rate approximates the current market interest rate. The fair value of these financial instruments was determined using level 2 inputs.

Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of operations. The Company recorded a loss on foreign currency transactions of $165,000 and $41,000 for the three-months ended March 31, 2021 and 2020, respectively.

Stock-Based Compensation: The Company recognizes stock-based compensation expense related to employee stock options in accordance with ASC 718, Compensation — Stock Compensation. This standard requires the Company to record compensation expense equal to the fair value of awards granted to employees and non-employees.

The fair value of share-based payment awards is estimated on the grant-date using the Black-Scholes option pricing model. Key input assumptions used in the Black-Scholes option pricing model to estimate the grant date fair value of stock options include the fair value of the Company’s common stock, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate, and the Company’s expected annual dividend yield.

The risk-free interest rate assumption for options granted under the 2019 Stock Incentive Plan is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s stock options.

The expected term of employee stock options under the Plan represents the weighted-average period that the stock options are expected to remain outstanding. The expected term of options granted is calculated based on the “simplified method,” which estimates the expected term based on the average of the vesting period and contractual term of the stock option.

The Company determined the expected volatility assumption using the frequency of daily historical prices of comparable public company’s common stock for a period equal to the expected term of the options.

The dividend yield assumption for options granted under the Plan is based on the Company’s history and expectation of dividend payouts.

Stock-based compensation expense is based on awards that ultimately vest. Forfeitures are accounted for as they occur. The Company has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation expense on a straight-line basis over the requisite service period.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense, and its net loss could have been significantly different.

New and Recently Adopted Accounting Standards: The Company is an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012, and as such, the Company have elected to take advantage of certain reduced public company reporting requirements. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards, as a result, the Company will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for private companies.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), “Leases”. This ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The FASB subsequently issued ASU 2018-11 (Topic 842), “Leases: Targeted Improvements” which amends ASC 842 in two important areas, including (i) allowing lessors to combine lease and associated nonlease components by class of underlying asset in contracts that meet certain criteria and, (ii) provides entities with an optional method for adopting the new leasing guidance by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented at the adoption date. The effective date for ASC 842 for public business entities is annual reporting periods beginning after December 15, 2018. The effective date for all other entities is annual reporting periods beginning after December 15, 2021. The Company elects to adopt the new standard in annual reporting period beginning after December 15, 2021, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which adds to U.S. GAAP an impairment model known as the current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for public business entities that are U.S. Securities and Exchange Commission (SEC) filers. For all other public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. The FASB subsequently issued ASU 2019-10 (Topic 326), “Financial Instruments-Credit Losses: Effective Dates” which amends the effective date for SEC filers that are eligible to be ‘smaller reporting companies’, non-SEC filers and all other companies, including not-for-profit companies and employee benefit plans. For calendar-year end companies that are eligible for the deferral, the effective date is January 1, 2023. The Company elects to adopt the new standard in annual reporting period beginning after January 1, 2023, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 (Topic 718), “Compensation — Stock Compensation: Improvements to Non-employee Share based Payment Accounting”, which supersedes Subtopic 505-50 and expands the scope of ASC Topic 718 to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. The FASB subsequently issued ASU 2019-08 (Topic 718), “Compensation — Stock Compensation” which clarifies guidance in Topic 718 on measurement and classification of share-based payments to customers. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company adopted this ASU as of January 1, 2020 and adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and cash flow.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820) Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”. The guidance in this ASU eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but require public companies to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Certain provisions are applied prospectively while others are applied retrospectively. This ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this ASU as of January 1, 2020 and adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and cash flow.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The guidance in this ASU eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public entities, the amendments in this Update are effective for fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendment is permitted. As part of the IPO relief provided to EGC, an EGC may elect to adopt new standards on the timeline afforded a private company. The Company elects to adopt the new standard in annual reporting period beginning after December 15, 2021, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03 “Codification Improvements to Financial Instruments”. The guidance in this ASU clarifies the requirement for all entities to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the FASB’s ASC. The guidance also clarifies that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases”, should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments — Credit Losses”. This ASU is effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13.

3.	Acquisitions

Pacific Cup, Inc.

On March 1, 2021, Lollicup entered into an asset purchase agreement (“the Pacific Cup Agreement”) with Pacific Cup, Inc. (“Pacific Cup”), a manufacturer and distributor of disposable products operating in Kapolei, Hawaii. Pursuant to the Pacific Cup Agreement, Lollicup paid cash consideration of $1,000,000 to acquire certain assets of Pacific Cup. Acquisition-related costs were immaterial.

The acquisition of Pacific Cup has been accounted for as a business combination pursuant to ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The initial estimated fair value of assets acquired has been recognized based on management’s estimates and assumptions using information about facts and circumstances that existed at the acquisition date. The excess of the purchase price over the tangible assets is preliminarily recorded as goodwill. The Company is in the process of finalizing the allocation of its purchase price related to this acquisition and expects amounts to be allocated to other intangible assets. Accordingly, as of March 31, 2021, the acquired assets are reported at its provisional amounts. The Company will utilize the measurement period as defined under ASC 805-10-25-15 to finalize the accounting for this acquisition and recognize adjustments to the initial estimated fair values with a corresponding adjustment to goodwill in the reporting period the adjustments are identified.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The goodwill recognized in this transaction was derived from expected opportunities to leverage Pacific Cup’s customer base, manufacturing facility, and sales force to expand the Company’s footprint. Goodwill recognized as a result of this acquisition is deductible for income tax purposes, and subject to annual impairment testing, which may give rise to deferred taxes in future periods.

The following table summarizes the preliminary assets acquired as a result of this acquisition:

Inventories	$153,000
Property and equipment	50,000
Customer relationships	400,000
Goodwill	397,000
Total purchase consideration	$1,000,000

Lollicup Franchising, LLC

On September 1, 2020, Lollicup entered into a membership interest purchase agreement (“the Franchising Agreement”) with Lollicup Franchising, LLC (“Lollicup Franchising”), a provider of specialty tea and coffee to consumers through operating retail stores within the United States. Pursuant to the Franchising Agreement, Lollicup paid cash consideration of $900,000 for the 100% membership interest of Lollicup Franchising. Prior to closing of the Franchising Agreement, the majority shareholders of the Company were also the majority shareholders of Lollicup Franchising. Acquisition-related costs were insignificant.

The acquisition of Lollicup Franchising has been accounted for as a business combination pursuant to ASC 805 using the acquisition method of accounting. The estimated fair value of assets acquired and liabilities assumed has been recognized based on management’s estimates and assumptions using information about facts and circumstances that existed at the acquisition date. The excess of the purchase price over the tangible assets and assumed liabilities is preliminarily recorded as goodwill.

The goodwill recognized in this transaction was derived from expected benefits from new management strategy and cost synergies. Goodwill recognized as a result of this acquisition is deductible for income tax purposes, and subject to annual impairment testing, which may give rise to deferred taxes in future periods.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the assets acquired and liabilities assumed as a result of this acquisition:

Cash	$7,000
Accounts receivable	103,000
Inventories	21,000
Property and equipment	257,000
Accounts payable	(42,000)
Accrued expenses	(104,000)
Related party payable	(2,455,000)
Goodwill	3,113,000
Total purchase consideration	$900,000
Less: cash acquired	(7,000)
Total purchase consideration, net of cash acquired	$893,000

The results of operations of the Pacific Cup and Lollicup Franchising acquisitions have been included in the Company’s condensed consolidated financial statements beginning on their respective acquisition dates. All intercompany transactions were eliminated upon consolidation. The amounts of revenue and earnings of the acquirees since the acquisition date are included in the condensed consolidated statements of income for the reporting period, which is not significant from January 1, 2021 through March 31, 2021.

4.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$4,336,000	$4,251,000
Work in progress	132,000	133,000
Finished goods	42,272,000	45,252,000
Subtotal	46,740,000	49,636,000
Less inventory reserve	(675,000)	(675,000)
Total inventories	$46,065,000	$48,961,000

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Property and Equipment

Property and equipment, net consist of the following:

	March 31,	December 31,
	2021	2020
Machinery and equipment	$56,278,000	$55,528,000
Leasehold improvements	17,874,000	17,832,000
Vehicles	3,447,000	3,447,000
Furniture and fixtures	855,000	851,000
Building	34,134,000	34,134,000
Land	11,907,000	11,907,000
Property held under capital leases	1,607,000	1,607,000
Computer hardware and software	546,000	546,000
	126,648,000	125,852,000
Less accumulated depreciation	(32,783,000)	(30,319,000)
Total property and equipment, net	$93,865,000	$95,533,000

Depreciation and amortization expense were $2,464,000 and $1,892,000 for the three-months ended March 31, 2021 and 2020, respectively. Depreciation and amortization expense are reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which are included in cost of goods sold on the accompanying condensed consolidated statements of income.

6.	Line of Credit

The Company has a line of credit with a lender with an initial maturity date of February 23, 2019. The agreement was amended prior to maturity to extend the maturity date to May 2019. In May 2019, the line of credit was amended again to extend the maturity date to May 2021 and increase the maximum borrowing from $25,000,000 to $30,000,000. Interest accrues at an annual rate of prime less 0.25% with a minimum floor of 3.75% (3.75% at March 31, 2021 and December 31, 2020). In September 2019, the Company further increased the maximum borrowing from $30,000,000 to $40,000,000. In July 2020, the line of credit was amended again to extend the maturity date to May 2022. The Company has $33,239,000 and $33,169,000 of line of credit borrowings as of March 31, 2021 and December 31, 2020, respectively. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the line of credit and interest is payable monthly. The amount that can be borrowed is subject to a borrowing base that is calculated as a percentage of the accounts receivable and inventory balances measured monthly. The loan is secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the line of credit agreement, the Company must comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. As of March 31, 2021 and December 31, 2020, the Company was in compliance with the financial covenants. The Line of Credit also includes a standby letter of credit sublimit. The amounts issued under the standby letter of credit was $900,000 as of March 31, 2021 and December 31, 2020.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Accrued Expenses

The following table summarizes information related to accrued expense liabilities:

	March 31,	December 31,
	2021	2020
Accrued expenses	$1,987,000	$2,085,000
Accrued interest	209,000	199,000
Accrued payroll	1,339,000	1,253,000
Accrued vacation and sick pay	631,000	496,000
Accrued shipping expenses	478,000	433,000
Accrued legal fees	541,000	192,000
Deferred rent liability	325,000	301,000

Total accrued expenses	$5,510,000	$4,959,000

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2021	2020
A promissory note that allowed for advances up to $5,000,000 through March 2018, at which point it converted to a term loan. Outstanding principal balance of $4,814,677 was converted in March 2018, maturing in March 2023. Principal and interest payment of $90,815 due monthly at the fixed rate of 4.98%. The loan is secured by certain machinery and equipment. In accordance with the loan agreement, the Company must comply with certain financial covenants, including a minimum fixed charge coverage ratio and net income.	$2,078,000	$2,322,000

An equipment loan with a draw down period ending August 28, 2019 for up to $10,000,000, at which point the entire principal outstanding is due, unless extended. Outstanding principal balance of $9,476,000 was converted to a term loan in June 2019, maturing in July 2024. Principal and interest payment of $192,572 due monthly starting August 2019 at the fixed rate of 5.75%. The loan is secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with loan agreement, the Company must comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.	6,977,000	7,450,000

A $2,130,000 term loan that expires April 30, 2021. Principal and interest payment of $53,539 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues based on prime rate (3.25% as of March 31, 2021 and December 31, 2020). The loan is secured by the company’s assets and guaranteed by the company’s stockholders. In accordance with the loan agreement, the Company must comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.	53,000	212,000

A $935,000 term loan that expires December 31, 2021. Principal and interest payment of $19,834 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues at a fixed rate of 3.50%. The loan is secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company must comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.	176,000	234,000

Subtotal, continue on following page	$9,284,000	$10,218,000

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31,	December 31,
	2021	2020
Subtotal from previous page	$9,284,000	$10,218,000

An equipment loan with a draw down period ended May 31, 2019 for up to $10,000,000. After the draw period, the outstanding principal balance is converted to a term loan payable, maturing on May 31, 2024. The first principal and interest payment commenced in July 2019. Interest accrued based on prime rate (3.25% at March 31, 2021 and December 31, 2020). The loan is secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company must comply with certain fixed financial covenants, including a fixed charge coverage ratio and a minimum tangible net worth.	6,500,000	7,000,000

A $3,000,000 term loan that expires December 2024. Interest only payment due for the first six months. Principal and interest payment of $57,769 due monthly beginning January 2020 with the remaining principal and unpaid interest due at maturity. Interest accrues at prime rate plus 0.25% (3.50% March 31, 2021 and December 31, 2020).The loan is secured the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company must comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, debt service charge ratio, and debt to EBITDA rolling ratio.	2,301,000	2,444,000

A $21,580,000 term loan that matures in May 2029. Interest accrues at prime rate less 0.25% (3.00% at March 31, 2021 and December 31, 2020) and principal payments ranging from $24,356 to $39,581 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of the Company’s and Global Well’s assets and is guaranteed by the Company and its stockholders. The Company incurred debt issuance costs of approximately $119,000, which is reported as a reduction of the carrying value of debt on the accompanying consolidated balance sheet.	21,052,000	21,130,000

A $3,000,000 term loan that expires June 17, 2025. Principal and interest payment of $54,623 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues based on prime rate plus margin of 0.25% (3.50% as of March 31, 2021 and December 31, 2020). The loan is secured by the company’s assets and guaranteed by the company’s stockholders. In accordance with the loan agreement, the Company must comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.	2,583,000	2,723,000

A $5,000,000 Paycheck Protection Program loan that expires April 16, 2022. Interest accrues at 1.00%.	5,000,000	5,000,000

Subtotal, continue on following page	$46,720,000	$48,515,000

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2021	December 31, 2020
Subtotal from previous page	$46,720,000	$48,515,000

A $16,540,000 term loan that matures June 30, 2025. Interest accrues at 4.5% fixed and principal payments ranging from $30,524 to $37,720 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of the Company’s and Global Well’s assets and is guaranteed by the Company and its stockholders.	16,267,000	16,361,000

Long-term debt	62,987,000	64,876,000
Less: unamortized loan fees	(98,000)	(102,000)
Less: current portion	(11,841,000)	(11,364,000)
Long-term debt, net of current portion	$51,048,000	$53,410,000

At March 31, 2021, future maturities  :

2021 (remainder)	$9,479,000
2022	7,854,000
2023	6,431,000
2024	4,399,000
2025	15,495,000
Thereafter	19,329,000
$62,987,000

The Company was in compliance with all its financial covenants as of March 31, 2021 and December 31, 2020.

On April 16, 2020, the Company received loan proceeds in the amount of $5,000,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are potentially forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. In October 2020, the PPP loan was amended to extend the deferral of payments until September 2021. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support ongoing operations. This certification further required the Company to take into account its current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the potential forgiveness of these PPP loan, are dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan is based on its future adherence to the forgiveness criteria. If, despite the good faith belief that given the Company’s circumstances all eligibility requirements for the PPP loan were satisfied, it is later determined that the Company is ineligible to receive the PPP loan, it may be required to repay the PPP loan in its entirety and/or be subject to additional penalties. While the Company applied for the forgiveness of the loan, there is no assurance that the Company will obtain forgiveness of the loan in whole or in part.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Interest Rate Swaps

In June 2019, Global Wells entered into a ten-year floating-to-fixed interest-rate swap, with an effective date of June 13, 2019, that is based on the prime rate versus a 5.05% fixed rate. The notional value was $21,580,000 as of June 30, 2019. The payment dates are the fifth day of the month beginning July 5, 2019 to the termination date of May 4, 2029. As of March 31, 2021 and December 31, 2020, the fair value of the interest rate swap was $1,322,000 and $2,604,000, respectively, which is reported as other liabilities in the accompanying condensed consolidated balance sheets. For the three-months ended March 31, 2021 and 2020, Global Wells recognized approximately $1,282,000 as interest income and $2,186,000 as interest expense, respectively, related to change in fair value of this interest rate swap.

In June 2019, the Company also entered into a five-year floating-to-fixed interest-rate swap, with an effective date of June 3, 2019, that is based on the prime rate versus 5.19% fixed rate. The notional was $10,000,000 as of June 30, 2019. The payment dates are the fifth day of the month beginning July 5, 2019 to the termination date of May 31, 2024. As of March 31, 2021 and December 31, 2020, the fair value of the interest rate swap was $201,000 and $243,000, respectively, which is reported as other liabilities in the accompanying condensed consolidated balance sheets. For the three-months ended March 31, 2021 and 2020, the Company recognized approximately $41,000 as interest income and $229,000 as interest expense, respectively, related to change in fair value of this interest rate swap.

10.	Obligations under Capital Leases

The Company is the lessee of warehouse vehicles under capital leases that expire in various years through 2024. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or fair value of the assets. The assets are depreciated over their estimated useful lives. Depreciation of property under capital leases is included in depreciation and amortization expense within the general and administrative operating expenses.

Interest rates on capitalized leases vary from 3.55% to 6.50% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

The capital leases provide for bargain purchase options and are guaranteed by the stockholders of the Company.

11.	Stock-based Compensation

In January 2019, the Company’s Board of Directors adopted the 2019 Stock Incentive Plan (the “Plan”). A total of 2,000,000 shares of common stock has been authorized and reserved for issuance under the Plan in the form of incentive or nonqualified stock options and stock awards. A committee appointed by the Board of Directors of the Company determines the terms and conditions of each grant under the Plan. Employees, directors, and consultants are eligible to receive stock options and stock awards under the Plan. The aggregate number of shares available under the Plan and the number of shares subject to outstanding options may be increased or decreased by the Plan administrator to reflect any changes in the outstanding common stock by reason of any recapitalization, reorganization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock or similar transaction.

The exercise price of incentive stock options may not be less than the fair market value of the common stock at the date of grant. The exercise price of incentive stock options granted to individuals that own greater than 10% of the voting stock may not be less than 110% of the fair market value of the common stock at the date of grant.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The term of each incentive and nonqualified option is based upon such conditions as determined by the option agreement; however, the term can be no more than ten years from the date of the grant. In the case of an incentive stock option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the term of the option will be such shorter term as may be provided in the option agreement, but not more than five years from the date of the grant.

Stock Options

A summary of the Company’s stock option activity under the Plan for the period ended March 31, 2021 is as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contract	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(In Years)	Value
Outstanding at December 31, 2020	15,000	$10.00	8.0	$-
Granted	-	-
Exercised	-	-
Canceled/forfeited	-	-
Outstanding at March 31, 2021	15,000	$10.00	7.8	$-
Expected to vest at March 31, 2021	15,000	$10.00	7.8	$-
Exercisable at March 31, 2021	-	$-	-	$-

At March 31, 2021, total remaining stock-based compensation expense for unvested stock options is approximately $40,000.

Restricted stock

The Company issued restricted stock units to employees of the Company. The following table summarizes the unvested restricted stock units for the period ended March 31, 2021:

		Weighted
	Number of	Average
	Shares	Grant Date
	Outstanding	Fair Value
Unvested at December 31, 2020	256,000	$10.00
Granted	-	-
Vested	-	-
Forfeited	(35,000)	-
Unvested at March 31, 2021	221,000	$10.00

The restricted stock units and stock options granted are subjected to vesting conditions that is contingent upon the closing of an initial public offering of the Company. Given the restriction on vesting, no stock-based compensation expense was recognized for the periods ended March 31, 2021 and December 31, 2020. The restricted stock units and stock options granted began vesting on April 15, 2021, which is the date of closing of the Company’s initial public offering. The Company will start recognizing stock-based compensation over the vesting period, which is generally over 3 years for the restricted stock units and 1 year for the stock options. At March 31, 2021, total remaining stock-based compensation expense for unvested restricted stock units is approximately $2.2 million.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Earnings Per Share

(a)	Basic

Basic earnings per share is calculated by dividing the net income attributable to Karat Packaging for the year by the weighted average number of common shares outstanding during the related period.

	Three-months ended March 31,
	2021	2020
Net income attributable to Karat Packaging Inc.	$1,780,000	$2,451,000

Weighted average number of common shares in issue	15,167,000	15,190,000

Basic earnings per share	$0.12	$0.16

(b)	Diluted

For the purpose of calculating diluted earnings per share, the profit attributable to equity holders of the Company and the weighted average number of common shares outstanding during the related period have been adjusted for the dilutive effects of all potential convertible shares and shares issuable through stock options and restricted stock awards. The dilutive earnings per share is calculated by dividing the profit attributable to equity holders of the Company by the weighted average number of shares that would have been in issue, inclusive of all potentially dilutive shares including unexercised stock options and unvested restricted stock, adjusted by the number of such shares that would have been issued at fair value as follows:

	Three-months ended March 31,
	2021	2020
Net income attributable to Karat Packaging Inc.	$1,780,000	$2,451,000

Weighted average number of common shares in issue	15,167,000	15,190,000
Dilutive shares		-
Stock options and restricted stock units	236,000	271,000
Adjusted weighted average number of common shares	15,403,000	15,461,000

Diluted earnings per share	$0.12	$0.16

For the period ended March 31, 2021, a total of 236,000 shares of potentially dilutive shares have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Commitments and Contingencies

Lease Commitments

The Company leases its facilities under various operating leases expiring through 2031. The Company also leases automobiles under various operating leases expiring through 2024.

In 2018, Lollicup entered the Texas Lease, which is an operating lease with Global Wells. The lease term for the Texas Lease is for 10 years beginning October 1, 2018 and called for a monthly lease payment of $214,500. The lease agreement was subsequently amended for the lease term to begin in May 1, 2019 and calls for a monthly lease payment of $196,000.

In June 2020, the Company entered into the New Jersey Lease, another operating lease with Global Wells. The lease term for the New Jersey Lease is for 5 years beginning July 1, 2020 and calls for a monthly lease payment of $90,128.

At March 31, 2021, approximate future minimum lease obligations, which includes payment to Global Wells under certain lease arrangements as described above, are as follows:

2021 (remainder)	$4,890,000
2022	6,515,000
2023	6,595,000
2024	5,470,000
2025	3,743,000
Thereafter	10,731,000
$37,944,000

In September 2020, Global Wells entered into an operating lease with an unrelated party as the landlord. The lease term is for 38 months beginning September 9, 2020 and generates monthly rental payments from $57,602 to $61,110 over the lease term.

Contingencies

The Company is involved from time to time in certain legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of operations.

14.	Related Party Transactions

Lollicup Franchising was determined to be a related party by virtue of common ownership from January 1, 2020 to August 31, 2020. The Company acquired all of the membership interest of Lollicup Franchising from the Company’s two primary shareholders for $900,000 in September 2020. Lollicup Franchising is a wholly-owned subsidiary of the Company and this balance is eliminated upon consolidation as of September 30, 2020 (see Note 3). Sales for the period ended March 31, 2020 to this related party was $14,000. The Company has incurred incentive program expenses of $32,000 for the period ended March 31, 2020.

As a minority stockholder of the Company, Keary Global owns 250,004 shares of common stock as of March 31, 2021, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member, who is also an employee of the Company. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At March 31, 2021 and December 31, 2020, the Company has accounts payable due to Keary Global and Keary International, of $3,420,000 and $5,038,000, respectively. Purchases for the three-months ended March 31, 2021 and 2020 from this related party were $5,055,000 and $7,782,000, respectively.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	Income Taxes

In determining the interim provision for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income and adds the tax effects of any discrete items in the reporting period in which they occur.

For the three months ended March 31, 2021 and 2020, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to exclusion of non-controlling interest income, state taxes, permanent book tax differences, and income tax credits. For the three months ended March 31, 2021 and 2020, the Company’s income tax expense was $1.2 million and $.2 million, with effective tax rates of 28.0% and 26.1%, respectively.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction.

The Company remains subject to IRS examination for the 2016 through 2019 tax years, and received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2016 through 2019 tax years, and South Carolina for the 2017 through 2019 tax years. In September 2020, the Company acquired 100% LLC member interest in Lollicup Franchising, LLC. Lollicup Franchising, LLC was treated as a partnership for income tax purposes prior to the acquisition. It is currently under audit for tax year 2015 and 2016. The Company does not believe the outcome of this audit will have a material impact on the Company’s financial statement.

The Company accounts for uncertainties in income tax in accordance with ASC 740-10 — Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2021, the Company does not have any unrecognized tax benefits.

On March 27, 2020, the CARES Act was signed into law by the president. The CARES act provides several favorable tax provisions. The Company evaluated the impacts of CARES Act and determined it currently has no material impact to the Company’s consolidated financial statements.

The Taxpayer Certainty and Disaster Relief Act of 2020, enacted on December 27, 2020, added a temporary exception to the 50% limit (TCJA) on the amount that businesses may deduct for food or beverages. Beginning January 1, 2021, through December 31, 2022, the temporary exception allows a 100% deduction for food or beverages from restaurants. The Company evaluated the impacts and does not believe the Act has material impact to the income tax provision.

On March 10, 2021, the ’American Rescue Plan Act of 2021’ was signed into law by the president. The American Rescue Plan Act of 2021 provides several tax provisions. The Company evaluated the impacts of the American Rescue Plan Act of 2021 and determined it has no material impact to the income tax provision.

KARAT PACKAGING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.	COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.

As the pandemic is ongoing, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, while the Company is not able to precisely estimate the effects of the COVID-19 outbreak, the Company does not believe that it will be adversely affected. Furthermore, in response to the pandemic, the Company started supplying personal protective equipment related products to their customers, which had a positive impact to the Company’s operations in 2020.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

17.	Subsequent Events

On April 15, 2021, the Company completed an initial public offering of our common stock (“IPO”). In connection with the Company’s IPO, the Company offered 3,950,000 shares of the Company’s common stock at the initial public offering price of $16.00 per share, resulting in gross proceeds of $63,200,000. On April 23, 2021, the Company’s lead underwriter exercised an overallotment of 592,500 shares at the initial public offering price of $16.00 per share, resulting in additional gross proceeds of $9,480,000, totaling $72,680,000 in gross IPO proceeds. In connection with the IPO, the Company used a portion of the proceeds to pay down an aggregate of $50.2 million principal of its loan obligations in April and early May, 2021. These repayments comprised:

○	$30,000,000 of the Company’s existing line of credit, maturing in May of 2022, with an interest rate of prime less 0.25% subject to a minimum floor rate of 3.75%, with an outstanding balance of approximately $33,239,000 as of March 31, 2021.

○	$6,819,000 of the Company’s term loan, with an interest rate of 5.75%, maturing in July 2024, with an outstanding balance of approximately $6,977,000 as of March 31, 2021, resulting in the extinguishment of the term loan.

○	$2,252,000 of the Company’s term loan, with an interest rate of 3.50%, maturing in December 2024, with an outstanding balance of approximately $2,301,000 as of March 31, 2021, resulting in the extinguishment of the term loan.

○	$175,000 of the Company’s term loan, with an interest rate of 3.50%, maturing in December 2021, with an outstanding balance of approximately $176,000 as of March 31, 2021, resulting in the extinguishment of the term loan.

○	$53,000 of the Company’s term loan, with an interest rate of 3.25%, maturing in April 2021, with an outstanding balance of approximately $53,000 as of March 31, 2021, resulting in the extinguishment of the term loan.

○	$2,536,000 of the Company’s term loan, with an interest rate of 3.50%, maturing in June 2025, with an outstanding balance of approximately $2,583,000 as of March 31, 2021, resulting in the extinguishment of the term loan.

○	$6,333,000 of the Company's term loan, with an interest rate of 3.25%, maturing in May 2024, with an outstanding balance of approximately $6,500,000 as of March 31, 2021, resulting in the extinguishment of the term loan.

○	$1,996,000 of the Company's term loan, with an interest rate of 5.48%, maturing in March 2023, with an outstanding balance of approximately $2,078,000 as of March 31, 2021, resulting in the extinguishment of the term loan.

On May 18, 2021, the Company granted 35,000 restricted stock units to employees under the 2019 Stock Incentive Plan, with a 3-year vesting period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Karat,” the “Company,” “we,” “us,” and “our” refer to Karat Packaging and its consolidated subsidiaries.

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate,” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•	fluctuations in the demand for our products in light of changes in laws and regulations applicable to food and beverages and changes in consumer preferences;

•	our ability to compete successfully in our industry;

•	fluctuations in freight carrier costs related to the shipment of our products could have a material adverse impact on our results of operations;

•	the effects of COVID-19 or other public health crises;

•	the impact of earthquakes, fire, power outages, floods, pandemics and other catastrophic events, as well as the impact of any interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems;

•	our ability to accurately forecast demand for our products or our results of operations;

•	our ability to source raw materials at reasonable prices;

•	the impact of problems relating to delays or disruptions in the shipment of our goods through operational ports;

•	our ability to expand into additional foodservice and geographic markets;

•	our ability to successfully design and develop new products;

•	our ability to attract and retain skilled personnel and senior management; and

•	other risks and uncertainties described in “Risk Factors.”

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

See the “Risk Factors” section and elsewhere in this Form 10-Q and previously disclosed in our Registration Statement on Form S-1, (Registration No. 333-253270), as filed with the SEC on April 6, 2021, as amended on March 30, 2021 and April 7, 2021, for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this prospectus and hereafter in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

31

Overview

We are a rapidly-growing specialty distributor and select manufacturer of environmentally-friendly disposable foodservice products and related items. We are a nimble supplier of a wide range of products for the foodservice industry, including food and take out containers, bags, tableware, cups, lids, cutlery, straws, specialty beverage ingredients, equipment, gloves and other products. Our products are available in plastic, paper, biopolymer-based and other compostable forms. Our Karat Earth® line provides environmentally friendly options to our customers, who are increasingly focused on sustainability. We offer customized solutions to our customers, including new product development, design, printing and logistics services. While a substantial majority of our revenue is generated from the distribution of our vendors’ products, we do manufacture product ourselves. Our goal is to be the single-source provider to our customers for all of their disposable foodservice products and related needs.

We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, and an approximately 300,000 square foot distribution center in Chino, California. We have selected manufacturing capabilities in both of these facilities as well. In addition, we operate three other distribution centers located in Sumner, Washington, Summerville, South Carolina, Branchburg, New Jersey. Our New Jersey location is an approximately 108,000 square foot facility that recently opened in July 2020 and was fully operational in March 2021. We also intend to double the capacity of our current distribution center in South Carolina to better service customers in the Southeast region. Also, on March 1, 2021, we completed the acquisition of the assets of Pacific Cup Inc., a paper cup manufacturer based in Kapolei, Hawaii. During the first half of 2021, we intend to add an additional distribution facility and manufacture certain of our Karat Earth products, including paper straws, at the Pacific Cup location in Hawaii. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, Dallas, New York, Seattle, Atlanta and Honolulu metro areas.

We manage and evaluate our operations in one reportable segment.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three-months ended March 31,
	2021	2020

	(in thousands)
Net sales	$75,673	$64,083
Cost of goods sold	54,047	46,192
Gross profit	21,626	17,891
Operating expenses	17,855	13,803
Operating income	3,771	4,088
Other income (expenses).	465	(3,321)
Provision for income tax expense	1,186	200
Net income	3,050	567
Other non-GAAP financial data (unaudited):
Adjusted EBITDA	$6,818	$5,965
32

Net Sales

Net sales were $75.7 million for the three months ended March 31, 2021 compared to $64.1 million for the three months ended March 31, 2020, an increase of $11.6 million, or 18%. The increase in net sales was primarily driven by an increase of $9.3 million in product sales to our existing customers as we continue to increase the number of products used by our customers, acquisition of more than 6,300 new customers in the first quarter of 2021, increase in direct-to-consumer sales through our online channel, and an increase of $1.6 million in logistic service and shipping revenue. Since it’s peak in April 2020, personal protective equipment related products have declined to approximately under 1% of net sales for the first quarter of 2021.

Cost of goods sold

Cost of goods sold increased by $7.8 million, or 17% to $54.0 million for the three months ended March 31, 2021 compared to $46.2 million for the for the three months ended March 31, 2020. The increase in cost of goods sold was primarily due to an increase of $4.9 million in product costs driven by the general increase in costs in line with the increase in product sales, an increase of $2.8 million in freight and duty costs to acquire inventory from overseas, and in increase of $0.3 million in depreciation expense related to depreciation of our manufacturing equipment.

Gross profit

Gross profit increased $3.7 million, or 21%, to $21.6 million for the three months ended March 31, 2021 compared to $17.9 million for the three months ended March 31, 2020. The increase in gross profit was primarily driven by the increase in product sales as well as an increase in profit margin. Gross profit margin was 29% for the three months ended March 31, 2021 compared to 28% for the three months ended March 31, 2020, an increase of 1%. The increase in gross profit margin was driven primarily by the increase in product sales, and higher profit margins driven by our direct-to-consumer sales through our online channel.

Operating expenses

Operating expenses for the three months ended March 31, 2021, were $17.9 million compared to $13.8 million for the three months ended March 31, 2020, an increase of $4.1 million, or 29%. The increase was primarily due to an increase of $1.7 million in shipping costs to deliver products to our customers, $0.7 million increase in payroll-related costs due to workforce expansion, $0.6 million increase in rent driven by our New Jersey and Hawaii facilities, and $0.3 million increase in professional services fees.

Operating income

Operating income for the three months ended March 31, 2021 was $3.8 million compared to $4.1 million the three months ended March 31, 2020, a decrease of $0.3 million, or 8%. The decrease was primarily due to an increase in gross profit of $3.7 million resulting from increase in sales and improvements in gross profit margin offset by the increase in operating expenses of $4.1 million.

Other income (expenses)

Other income for the three months ended March 31, 2021 was $0.5 million, compared to other expenses of $3.3 million for the three months ended March 31, 2020, an increase of $3.8 million, or 114%. The increase was driven by a decrease in interest expense of $3.6 million primarily due to a gain recorded in the current period of $1.3 million as opposed to a loss recorded in the prior period of $2.4 million for changes in interest swap fair value, and an increase in rental income of $0.2 million.

Net income

Net income for the three months ended March 31, 2021 was $3.1 million compared to $0.6 million for the three months ended March 31, 2020, an increase of $2.5 million, or 438%. The increase was primarily driven by an increase in other income of $3.8 million as discussed above partially offset by a decrease in operating income of $0.3 million and an increase in income tax expense of approximately $1.0 million. Provision for income taxes was $1.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 28% and 26%, respectively.

33

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2021 was $6.8 million, compared to $6.0 million for the three months ended March 31, 2020, an increase of $0.8 million, or 14%. The increase was primarily driven by an increase in net income of $2.5 million as discussed above, a decrease in interest expense add-back of $3.6 million, an increase in provision for income taxes of $1.0 million, and an increase in depreciation and amortization of $0.6 million, and an increase of IPO related expenses of $.4 million. We use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

Three Months Ended March 31,

	2021	2020

Reconciliation of Adjusted EBITDA (unaudited):	(in thousands)
Net income:	$3,050	$567
Add (deduct):
Interest expense	(278)	3,306
Income tax expense	1,186	200
Depreciation and amortization	2,464	1,892
IPO related expenses	396
Other non-GAAP financial data:
Adjusted EBITDA	$6,818	$5,965

Liquidity and Capital Resources

Trends in Our Business

The following trends have contributed to the results of our operations, and we anticipate that they will continue to affect our future results:

•	There is a growing trend towards at home dining and mobility-oriented e-commerce, food delivery and take-out dining. We believe this trend will have a positive impact on our results of operations, as more of our customers will require packaging and containers to meet the demands of their increased food delivery and take-out dining consumers.

•	Environmental concerns regarding disposable products broadly have resulted in a number of significant changes that are specific to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products.

•	Changes in freight carrier costs related to the shipment of our products, especially relating to overseas shipments. We believe this trend can have either a positive or a negative impact on our results of operations, depending on whether such freight costs increase or decrease.

•	U.S foreign trade policy continues to evolve, such as the imposition of tariffs on a number of imported food-service disposable products, including those imported from China. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to source our raw materials or manufactured products from countries where tariffs have not been imposed by the current U.S. administration.

•	The cost of the raw materials used to manufacture our products, in particular polyethylene terephthalate, or PET, plastic resin, will continue to fluctuate. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether PET plastic resin costs increase or decrease.
34

With the onset of the COVID-19 global pandemic, we began to supply personal protective equipment related products to our customers. We anticipate that this growing trend of personal protective equipment related products will continue to have a positive impact on our results of operations as more of our customers will require personal protective equipment to meet the safety requirements of their employees and consumers; however, we believe that our sale of such products will constitute a decreasing percentage of our net sales and gross profit moving forward. Since its peak in April 2020, personal protective equipment related products have declined to approximately under 1% of net sales for the first fiscal quarter of 2021.

The following table summarizes total current assets, liabilities and working capital at March 31, 2021 compared to March 31, 2020:

	March 31, 2021	December 31, 2020	Decrease

	(in thousands)
Current assets	$76,027	$79,777	$(3,750)
Current liabilities	39,551	43,137	(3,586)
Working capital	$36,476	$36,640	$(164)

As of March 31, 2021, we had a working capital of $36.5 million as compared to working capital of $36.6 million at December 31, 2020, representing a decrease in working capital of $0.1 million, or 0.4%. Working capital is consistent with prior year as there have been no significant changes to customer payment terms, inventory, or current maturities of long-term debt.

We anticipate funding our operations for the next twelve months using available cash, cash flow generated from operations, availability under lines of credit of $6.8 million as of March 31, 2021 with existing financial institutions and proceeds from our initial public offering that occurred in April 2021.

As of March 31, 2021, we had cash and cash equivalents of approximately $1.0 million. Based on projections of growth in revenue and operating results in the coming year, the available cash held by us and availability under existing lines of credit, we believe that we will have sufficient cash resources to finance our operations, service any maturing debt and lease obligations, and expected capital expenditures of $5.1 million for at least the next twelve months. Depending on our growth and results of operations, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. As our debt or credit facilities become due, we need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business, and other factors, many of which are beyond our control.

For additional information on the repayment of indebtedness subsequent to March 31, 2021, see Note 17 of the condensed consolidated financial statements included in this report.

Cash Flows

The following table summarizes cash flow for the three months ended March 31, 2021 and 2020:

Cash flows data:	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$4,504	$1,501
Net cash used in investing activities	(2,094)	(3,011)
Net cash (used in) provided by financing activities.	(1,897)	2,974
Net change in cash and cash equivalents	513	1,464
35

Cash flows provided by operating activities. For the three months ended March 31, 2021, net cash provided by operating activities was $4.5 million, primarily the result of net income of $3.1 million, adjusted for certain non-cash items totaling $1.1 million, consisting of depreciation and amortization and changes in fair value of interest rate swaps. In addition, cash increased $0.3 million, primarily as a result of changes in working capital. For the three months ended March 31, 2020, net cash provided by operating activities was $1.5 million, primarily due to a decrease in cash of $3.4 million due to changes in working capital which was partially offset by net income of $0.6 million, adjusted for certain non-cash items of an aggregate $4.3 million consisting of depreciation and amortization, provision for bad debt, and changes in fair value of interest rate swaps.

Cash flows used in investing activities. Net cash used in investing activities for three months ended March 31, 2021 was $2.1 million, which was driven by the purchase of manufacturing equipment for our Texas facility totaling $0.3 million, deposits paid for additional manufacturing equipment of $0.9 million, and cash paid of $0.9 million for our acquisition of Pacific Cup, Inc. Net cash used in investing activities for three months ended March 31, 2020 was $3.0 million, which was driven by the purchase of manufacturing equipment and construction of the facility in New Jersey totaling $2.3 million and deposits paid for additional manufacturing equipment of $0.8 million.

At March 31, 2021, the Company has commitments for capital expenditures, which the Company does not anticipate to exceed $5.1 million, primarily related to the purchase of manufacturing equipment for the Texas facility. The Company believes that cash-on-hand and access to unused borrowing capacity combined with cash flow from operations will be sufficient to fund the Company’s commitments.

Cash flows (used in) provided by financing activities. Net cash used in financing activities for the three months ended March 31, 2021 was $1.9 million, which was a result of payments on long-term debt. Net cash provided by financing activities for the three months ended March 31, 2020 was $3.0 million, which was a result of proceeds from issuance of debt. During the three months ended March 31, 2021 and 2020, we made debt payments of $1.9 million and $1.8 million, respectively. We did not make any cash distributions during the three months ended March 31, 2021 and 2020.

For additional information on the repayment of indebtedness subsequent to March 31, 2021, see Note 17 of the condensed consolidated financial statements included in this report.

Financing Arrangements

Business Loan Agreements

On March 17, 2020, one of our subsidiaries, as the borrower, Alan Yu, Marvin Cheng, and the company, each as guarantors, and Hanmi Bank, in its capacity as lender, entered into a business loan agreement and related promissory note for a $3.0 million term loan that expires June 17, 2025. Principal and interest payments of $54,623 are due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues based on the prime rate plus margin of 0.25% (3.50% as of March 31, 2021 and December 31, 2020). The loan is secured by the borrower’s assets. In accordance with the business loan agreement, the borrower must comply with certain financial reporting requirements and financial covenants, including maintaining a minimum debt service coverage ratio (as defined in the business loan agreement) of not less than 1.20 to 1.00 at all times, tested annually. In April 2021, the Company paid off this term loan with proceeds from its initial public offering.

On June 30, 2020, our variable interest entity, as the borrower, Mr. Yu, Mr. Cheng, and one of our subsidiaries, each as guarantors, and Hanmi Bank, in its capacity as lender, entered into a business loan agreement and related promissory note for a $16.5 million term loan that matures on June 30, 2025. Interest accrues at a fixed rate of 4.5%. Principal payments ranging from $30,524 to $37,720 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of the assets of one of our subsidiaries and our variable interest entity. In accordance with the business loan agreement, the borrower must comply with certain financial reporting requirements and financial covenants, including the borrower must maintain a minimum debt service coverage ratio (as defined in the business loan agreement) of not less than 1.25 to 1.00 at all times, tested semi-annually.

As of March 31, 2021, we were in compliance with the covenants included in the business loan agreements described above.

Line of Credit

One of our subsidiaries, as the borrower, and Hanmi Bank, in its capacity as lender, previously entered into a business loan agreement and associated documents. The loan was evidenced by a promissory note executed by the borrower. The line of credit had an initial maturity date of February 23, 2019. The agreement was amended prior to maturity to extend the maturity date to May 2019. In May 2019, the line of credit was amended again to extend the maturity date to May 2021 and increased the maximum borrowing from $25 million to $30 million. Interest accrues at an annual rate of prime less 0.25% subject to a minimum of 3.75% (3.75% at March 31, 2021 and December 31, 2020) and is payable monthly. In September 2019, the maximum borrowing was further increased from $30 million to $40 million. On July 9, 2020, one of our subsidiaries, as the borrower, Mr. Yu, Mr. Cheng, and the company, each as guarantors, and Hanmi Bank, in its capacity as lender, entered into a business loan agreement and associated documents to change the terms of the existing indebtedness under the line of credit. The line of credit was amended again to extend the maturity date to May 2022. Approximately $33.2 million of borrowings were outstanding as of March 31, 2021 and December 31, 2020 under the line of credit. The amount that can be borrowed is subject to a borrowing base that is calculated as a percentage of the borrower’s accounts receivable and inventory balances measured monthly. The loan is secured by the borrower’s assets. In accordance with the line of credit agreement, the borrower must comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (each as defined in the line of credit). The line of credit also includes certain standby letter of credit sublimits. The amounts issued under the standby letter of credit was $900,000 as of March 31, 2021 and December 31, 2020.

In accordance with the change in terms agreement dated July 9, 2020, the borrower must comply with certain financial reporting requirements, financial covenants and other covenants. The financial covenants include (i) the borrower must maintain a minimum current ratio (as defined in the line of credit) of not less than 1.50 to 1.00 on a quarterly basis from each period end; (ii) the borrower must maintain effective tangible net worth (as defined in the line of credit) of not less than $20.0 million on a quarterly basis from each period end; (iii) the borrower must maintain a minimum debt service coverage ratio (as defined in the line of credit) of not less than 1.20 to 1.00; and (iv) the borrower’s funded debt of bank financing (including capital leases) over rolling four quarter EBITDA shall be no more than 4.00 to 1.00 from each period end. The other covenants include (i) subordination of accounts payable to Keary Global (to be monitored on a quarterly basis) of not less than $3.0 million; and (ii) the borrower shall maintain a minimum gross profit margin of 25% on a quarterly basis.

As of March 31, 2021, we were in compliance with the covenants included in the line of credit described above.

PPP Loan

On April 16, 2020, one of our subsidiaries received loan proceeds in the amount of approximately $5.0 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are potentially forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The proceeds were used for purposes consistent with the PPP. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we are assessing all preventable actions that could cause us to be ineligible for forgiveness of the loan, in whole or in part. While the Company applied for the forgiveness of the loan, there is no assurance that the Company will obtain forgiveness of the loan in whole or in part.

For additional information on our financing arrangement see Note 8 of our condensed consolidated financial statements included elsewhere in this report.

Commitments and Contractual Obligation

The table below sets forth our enforceable and legally binding obligations as of March 31, 2021, for the categories described below. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below.

Payments Due by Period

	Less than		More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years

	(in thousands)
Long-term debt(1)	$62,992	$11,841	$13,493	$18,425	$19,233
Line of credit	33,239	—	33,239	—	—
Interest on long-term debt and line of credit(1)	14,787	4,008	4,862	2,900	3,017
Operating leases(2)	37,944	6,507	13,094	8,348	9,995
Capital lease obligations including interest	569	346	206	17	—
Capital expenditures(3)	34,425	5,100	12,615	16,710	—
Total	$183,956	$27,802	$77,509	$46,400	$32,245

(1)	These amounts represent estimated future principal payments related to our long-term debt. Interest represents estimated future interest payments as of March 31, 2021, assuming our long-term debt and line of credit is held to maturity. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

(2)	We enter into operating leases in the normal course of business under various operating lease agreements with various terms and conditions, expiring at various dates through 2028. We lease some of our operating facilities, as well as other property and equipment, under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. These amounts do not include month-to-month leases. These amounts include lease payments to our variable interest entity of $3.5 million, $7.2 million, $6.8 million, and $8.0 million for the respective payments due by period above. Although we are contractually obligated to make these payments to our variable interest entity, as a result of consolidating our variable interest entity due to it being the primary beneficiary, these payments will be eliminated upon consolidation and will not have an impact on our condensed consolidated financial statements.

(3)	These amounts represent estimated future capital expenditures and do not represent any commitment by the Company as of March 31, 2021 except for a maximum of $5.1 million primarily related to the purchase of manufacturing equipment for the Texas facility. Future capital expenditures could differ materially from the amounts forecasted due to future operational and financing needs, market factors and other currently unanticipated events

Effect on Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to minimize the impact of increased costs by increasing prices for our products and diversifying our purchases from different suppliers, to the extent permitted by contracts and competition.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2021 and December 31, 2020. Letters of credits outstanding as of March 31, 2021 and December 31, 2020 was $900,000.

Critical Accounting Policies and Estimates

The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our consolidated financial statements. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates. We believe estimates that are significant to our financial statements for the three months ended March 31, 2021 and 2020 include stock-based compensation, allowance for doubtful accounts, reserve for slow-moving and obsolete inventory, deferred taxes, and estimated useful lives of property, plant and equipment.

Management determined the useful lives of property and equipment based on the asset category and intended use of the assets purchased.

Inventory Reserve

The Company maintains reserves for excess and obsolete inventory considering various factors including historic usage, expected demand, anticipated sales price, and product obsolescence.

Allowance for Doubtful Accounts

The Company recognizes an allowance for bad debt on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt write-offs, current past due customers in the aging as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Stock-Based Compensation

Stock-based compensation expense related to employee stock options is accounted for in accordance with ASC 718, Compensation — Stock Compensation. This standard requires the Company to record compensation expense equal to the fair value of awards granted to employees and non-employees. The fair value of share-based payment awards is estimated on the grant-date using the Black-Scholes option pricing model. Key input assumptions used in the Black-Scholes option pricing model to estimate the grant date fair value of stock options include the fair value of the Company’s common stock, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate, and the Company’s expected annual dividend yield.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, varying from three to 40 years or, when applicable, the life of the lease, whichever is shorter. Impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

Income Taxes

We account for income taxes under Accounting Standard Codification (“ASC”) 740, Income Taxes.

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carryforwards. We periodically review the recoverability of deferred tax assets recorded on our consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Revenue Recognition

We recognize sales transactions at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer.

Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers. The transaction price is the amount of consideration to which we expect to be entitled to in exchange for transferring goods to the customer.

Revenue is recorded based on the total estimated transaction price, which includes fixed consideration and estimates of variable consideration. Variable consideration includes estimates of rebates and other sales incentives, cash discounts from prompt payment, consideration payable to customers for cooperative advertising and other program incentives, and sales returns. We estimate the variable considerations based on contract terms and historical experience of actual results using the expected value method.

Recent Accounting Pronouncements

The Company is an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012, and as such, the Company have elected to take advantage of certain reduced public company reporting requirements. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards, as a result, the Company will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for private companies.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), “Leases”. This ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The FASB subsequently issued ASU 2018-11 (Topic 842), “Leases:Targeted Improvements” which amends ASC 842 in two important areas, including (i) allowing lessors to combine lease and associated nonlease components by class of underlying asset in contracts that meet certain criteria and, (ii) provides entities with an optional method for adopting the new leasing guidance by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented at the adoption date. The effective date for ASC 842 for public business entities is annual reporting periods beginning after December 15, 2018. The effective date for all other entities is annual reporting periods beginning after December 15, 2021. The Company elects to adopt the new standard in annual reporting period beginning after December 15, 2021, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which adds to U.S. GAAP an impairment model known as the current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for public business entities that are U.S. Securities and Exchange Commission (SEC) filers. For all other public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. The FASB subsequently issued ASU 2019-10 (Topic 326), “Financial Instruments-Credit Losses: Effective Dates” which amends the effective date for SEC filers that are eligible to be ‘smaller reporting companies’, non-SEC filers and all other companies, including not-for-profit companies and employee benefit plans. For calendar-year end companies that are eligible for the deferral, the effective date is January 1, 2023. The Company elects to adopt the new standard in annual reporting period beginning after January 1, 2023, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 (Topic 718), “Compensation — Stock Compensation: Improvements to Non-employee Share based Payment Accounting”, which supersedes Subtopic 505-50 and expands the scope of ASC Topic 718 to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. The FASB subsequently issued ASU 2019-08 (Topic 718), “Compensation — Stock Compensation” which clarifies guidance in Topic 718 on measurement and classification of share-based payments to customers. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company adopted this ASU as of January 1, 2020 and the adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flow.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820) Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”. The guidance in this ASU eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but require public companies to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Certain provisions are applied prospectively while others are applied retrospectively. This ASU is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this ASU as of January 1, 2020 and adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and cash flow.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The guidance in this ASU eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public entities, the amendments in this Update are effective for fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendment is permitted. As part of the IPO relief provided to EGC, an EGC may elect to adopt new standards on the timeline afforded a private company. The Company elects to adopt the new standard in annual reporting period beginning after December 15, 2021, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03 “Codification Improvements to Financial Instruments”. The guidance in this ASU clarifies the requirement for all entities to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the FASB’s ASC. The guidance also clarifies that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases”, should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments — Credit Losses”. This ASU is effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13.

Subsequent Events

On April 15, 2021, the Company completed an initial public offering of our common stock (“IPO”). In connection with our IPO, the Company offered 3,950,000 shares of our common stock at the initial public offering price of $16.00 per share, resulting in gross proceeds of $63,200,000. On April 23, 2021, the Company’s lead Underwriter exercised an overallotment of 592,500 shares at the initial public offering price of $16.00 per share, resulting in additional gross proceeds of $9,480,000, totaling $72,680,000 in gross IPO proceeds. In connection with the IPO, the Company used a portion of the proceeds to pay down an aggregate of $50.2 million principal of its loan obligations. These repayments comprised:

•	$30,000,000 of the Company’s existing line of credit, maturing in May of 2022, with an interest rate of prime less 0.25% subject to a minimum floor rate of 3.75%, with an outstanding balance of approximately $33,239,000 as of March 31, 2021;

•	$6,819,000 of the Company’s term loan, with an interest rate of 5.75%, maturing in July 2024, with an outstanding balance of approximately $6,977,000 as of March 31, 2021, resulting in the extinguishment of the term loan;

•	$2,252,000 of the Company’s term loan, with an interest rate of 3.50%, maturing in December 2024, with an outstanding balance of approximately $2,301,000 as of March 31, 2021, resulting in the extinguishment of the term loan;

•	$175,000 of the Company’s term loan, with an interest rate of 3.50%, maturing in December 2021, with an outstanding balance of approximately $176,000 as of March 31, 2021, resulting in the extinguishment of the term loan;

•	$53,000 of the Company’s term loan, with an interest rate of 3.25%, maturing in April 2021, with an outstanding balance of approximately $53,000 as of March 31, 2021, resulting in the extinguishment of the term loan;

•	$2,536,000 of the Company’s term loan, with an interest rate of 3.50%, maturing in June 2025, with an outstanding balance of approximately $2,583,000 as of March 31, 2021, resulting in the extinguishment of the term loan;

•	$6,333,000 of the Company’s term loan, with an interest rate of 3.25%, maturing in May 2024, with an outstanding balance of approximately $6,500,000 as of March 31, 2021, resulting in the extinguishment of the term loan; and

•	$1,996,000 of the Company’s term loan, with an interest rate of 5.48%, maturing in March 2023, with an outstanding balance of approximately $2,078,000 as of March 31, 2021, resulting in the extinguishment of the term loan.

On May 18, 2021, the Company granted 35,000 restricted stock units to employees under the 2019 Stock Incentive Plan, with a 3-year vesting period.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Registration Statement on Form S-1, as amended (Registration No. 333-253270), as filed with the SEC on April 6, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 333- 253270.)
3.2	By-Laws. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 333- 253270.)
10.1	Karat Packaging Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 No. 333- 253270.)
10.2	Form of Restricted Stock Unit Award Agreement Pursuant to the Karat Packaging Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 No. 333- 253270.)
10.3	Form of Karat Packaging Inc. 2019 Stock Incentive Plan Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 333- 253270.)
10.4	Amended and Restated Lease Agreement, by and between the Company and Global Wells Investment Group LLC for the Texas facility (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 333- 253270.)
10.5

Standard Industrial/Commercial Single-Tenant Lease-Gross, dated February 6, 2013, by and between First Industrial, LP, a Delaware limited partnership and Lollicup USA Inc. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 333- 253270.)

10.6	First Amendment to Standard Industrial/Commercial Single-Tenant Lease-Gross, dated November 14, 2018, by and between First Industrial, LP, a Delaware limited partnership and Lollicup USA Inc. (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 No. 333- 253270.)
10.7	Lease Agreement dated July 16, 2020, by and between Lollicup USA Inc. and Global Wells Investment Group LLC for the New Jersey facility(Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 No. 333- 253270.)
10.8	Share Exchange Agreement and Plan of Reorganization, dated as of September 27, 2018, entered into by the Company, Lollicup USA Inc., and each of Alan Yu, Marvin Cheng, Karat Global Group, LTD. (now known as Keary Global Group, LTD.) and Plutus Investment Holding Company (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 No. 333- 253270.)
44

Exhibit No.	Description
10.9	Assignment and Assumption of Grants, by and between Lollicup USA Inc. and Global Wells Investment Group LLC effective as of July 1, 2018 (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 No. 333- 253270.)
10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 No. 333- 253270.)
10.11	Purchase and Sale Agreement dated April 9, 2019 by and between Global Wells Investment Group LLC and Atosa Catering Equipment, Inc. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 No. 333- 253270.)
10.12	Business Loan Agreement dated February 23, 2018 by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 333- 253270.)
10.13	Business Loan Agreement dated March 17, 2020 by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 No. 333- 253270.)
10.14	Note dated April 16, 2020 by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 No. 333- 253270.)
10.15	Commercial Security Agreement dated June 30, 2020 by and between Global Wells Investment Group LLC and Hanmi Bank (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 No. 333- 253270.)
10.16	Form of Employment Agreement by and between the Company and Alan Yu (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 No. 333- 253270.)
10.17	Form of Employment Agreement by and between the Company and Marvin Cheng (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 No. 333- 253270.)
10.18	Form of Employment Agreement by and between the Company and Joanne Wang (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 No. 333- 253270.)
10.19	Form of Amended and Restated Employment Agreement by and between the Company and Ann Sabahat (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 No. 333- 253270.)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARAT PACKAGING INC.
Date: May 27, 2021

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2021

	By:	/s/ Ann T. Sabahat
Ann T. Sabahat
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
46