Form 10-Q
period 2021-06-30
Karat Packaging Inc.
filed 2021-08-13
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 001-40336
Karat Packaging Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-2237832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6185 Kimball Avenue, Chino, CA	91708
(Address of principal executive offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2021 was 19,709,500 shares.

i

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PART I - FINANCIAL INFORMATION

Financial Statements

	June 30, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents (including $0.2 million and $0.1 million associated with variable interest entity at June 30, 2021 and December 31, 2020)	$7,682,000	$448,000
Accounts receivable, net of allowance for doubtful accounts of $0.3 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively (including $0.4 million and $0.3 million associated with variable interest entity at June 30, 2021 and December 31, 2020)	32,598,000	23,838,000
Inventories	62,248,000	48,961,000
Prepaid expenses and other current assets (including $0.1 million and $0.1 million associated with variable interest entity at June 30, 2021 and December 31, 2020)	3,431,000	6,530,000
Total current assets	105,959,000	79,777,000
Property and equipment, net (including $47.2 million and $47.8 million associated with variable interest entity at June 30, 2021 and December 31, 2020, respectively)	92,936,000	95,533,000
Deposits	4,151,000	2,456,000
Goodwill	3,510,000	3,113,000
Intangible assets, net	393,000	—
Deferred tax asset	64,000	64,000
Other assets (including $0.0 million and $0.1 million associated with variable interest entity at June 30, 2021 and December 31, 2020)	70,000	161,000
Total assets	$207,083,000	$181,104,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable (including $0.0 million and $0.6 million associated with variable interest entity at June 30, 2021 and December 31, 2020, respectively)	$24,354,000	$20,069,000
Accrued expenses (including $0.3 million and $0.1 million associated with variable interest entity at June 30, 2021 and December 31, 2020, respectively)	6,584,000	4,959,000
Related party payable	3,608,000	5,038,000
Credit cards payable	125,000	794,000
Line of credit	3,239,000	—
Income taxes payable	—	41,000
Customer deposits (including $0.1 million and $0 million associated with variable interest entity at June 30, 2021 and December 31, 2020)	1,209,000	551,000
Capital leases, current portion	307,000	321,000
Debt, current portion (including $0.7 million and $0.7 million associated with variable interest entity at June 30, 2021 and December 31, 2020)	711,000	11,364,000
Total current liabilities	40,137,000	43,137,000

Deferred tax liability	6,181,000	6,181,000
Line of credit	—	33,169,000
Long-term debt, net of current portion (including $36.3 million and $36.7 million associated with variable interest entity at June 30, 2021 and December 31, 2020, respectively, and debt discount of $0.1 million and $0.1 million associated with variable interest entity at June 30, 2021 and December 31, 2020, respectively)	36,343,000	53,410,000
Capital leases, net of current portion	129,000	290,000
Other liabilities (including $3.0 million and $3.9 million associated with variable interest entity at June 30, 2021 and December 31, 2020, respectively)	4,205,000	5,049,000
Total liabilities	86,995,000	141,236,000

Commitments and Contingencies (Note 13)	—	—

Karat Packaging Inc. stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,732,500 and 19,709,500 shares issued and outstanding, respectively, at June 30, 2021; 15,190,000 and 15,167,000 shares issued and outstanding, respectively, at December 31, 2020	20,000	15,000
Additional paid in capital	81,808,000	13,981,000
Treasury stock, $0.001 par value, 23,000 and 23,000 shares on June 30, 2021 and December 31, 2020, respectively	(248,000)	(248,000)
Retained earnings	30,019,000	18,656,000
Total Karat Packaging Inc. stockholders’ equity	111,599,000	32,404,000
Noncontrolling interest	8,489,000	7,464,000
Total stockholders’ equity	120,088,000	39,868,000
Total liabilities and stockholders’ equity	$207,083,000	$181,104,000
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$94,526,000	$84,737,000	$170,199,000	$148,820,000
Cost of goods sold	66,428,000	55,830,000	120,475,000	102,022,000
Gross profit	28,098,000	28,907,000	49,724,000	46,798,000

Operating expenses:
Selling expense	7,771,000	5,428,000	14,171,000	10,129,000
General and administrative expense (including $0.7 million and $0.5 million associated with variable interest entity for the three months ended June 30, 2021 and 2020, respectively; and $1.3 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively, associated with variable interest entity)	13,457,000	8,969,000	24,912,000	18,071,000
Total operating expenses	21,228,000	14,397,000	39,083,000	28,200,000
Operating income	6,870,000	14,510,000	10,641,000	18,598,000

Other income (expense)
Rental income (including $0.2 million and $0.0 associated with variable interest entity for the three months ended June 30, 2021 and 2020, respectively; and $0.5 million and $0.0 for the six months ended June 30, 2021 and 2020, respectively, associated with variable interest entity)	246,000	—	492,000	—
Other income	16,000	28,000	122,000	54,000
Loss on foreign currency transactions	(119,000)	(68,000)	(284,000)	(109,000)
Gain on sale of asset	—	8,000	—	8,000
Interest income (expense) (including $0.8 million interest expense and $0.1 million interest expense associated with variable interest entity for the three months ended June 30, 2021 and 2020, respectively; and $0.0 million interest expense and $2.6 million interest expense for the six months ended June 30, 2021 and 2020, respectively, associated with variable interest entity)	(1,128,000)	(705,000)	(850,000)	(4,011,000)
Gain on forgiveness of debt	5,000,000	—	5,000,000	—
Total other income (expense)	4,015,000	(737,000)	4,480,000	(4,058,000)
Income before provision for income tax	10,885,000	13,773,000	15,121,000	14,540,000

Provision for income tax	1,547,000	3,832,000	2,733,000	4,032,000

Net income	9,338,000	9,941,000	12,388,000	10,508,000

Net income (loss) attributable to noncontrolling interest	(245,000)	(131,000)	1,025,000	(2,015,000)

Net income attributable to Karat Packaging Inc.	$9,583,000	$10,072,000	$11,363,000	$12,523,000

Basic and diluted earnings per share:
Basic	$0.51	$0.66	$0.67	$0.82
Diluted	$0.50	$0.65	$0.66	$0.81

Weighted average common shares outstanding, basic	18,908,648	15,180,879	17,048,160	15,185,440
Weighted average common shares outstanding, diluted	19,025,871	15,451,879	17,165,383	15,456,440
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	15,190,000	$15,000	—	$—	$13,981,000	$1,745,000	$15,741,000	$8,313,000	$24,054,000
Net income (loss)	—	—	—	—	—	2,451,000	2,451,000	(1,884,000)	$567,000
Balance, March 31, 2020	15,190,000	$15,000	—	$—	$13,981,000	$4,196,000	$18,192,000	$6,429,000	$24,621,000
Treasury stock acquired	—	—	(10,000)	(107,000)	—	—	(107,000)	—	$(107,000)
Cash dividends	—	—	—	—		(607,000)	(607,000)	—	$(607,000)
Net income (loss)	—	—	—	—	—	10,072,000	10,072,000	(131,000)	9,941,000
Balance, June 30, 2020	15,190,000	$15,000	(10,000)	$(107,000)	$13,981,000	$13,661,000	$27,550,000	$6,298,000	$33,848,000

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	15,190,000	$15,000	(23,000)	$(248,000)	$13,981,000	$18,656,000	$32,404,000	$7,464,000	$39,868,000
Net income	—	—	—	—	—	1,780,000	1,780,000	1,270,000	3,050,000
Balance, March 31, 2021	15,190,000	$15,000	(23,000)	$(248,000)	$13,981,000	$20,436,000	$34,184,000	$8,734,000	$42,918,000
Issuance of common stock in connection with our initial public offering, net of issuance costs of $5,088,000	4,542,500	5,000	—	—	67,587,000	—	67,592,000	—	67,592,000
Stock-based compensation	—	—	—	—	240,000	—	240,000	—	240,000
Net income (loss)	—	—	—	—	—	9,583,000	9,583,000	(245,000)	9,338,000
Balance, June 30, 2021	19,732,500	$20,000	(23,000)	$(248,000)	$81,808,000	$30,019,000	$111,599,000	$8,489,000	$120,088,000
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$12,388,000	$10,508,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,943,000	3,869,000
Provision for bad debt	—	98,000
Gain on sales of asset	—	(8,000)
Change in fair value of interest rate swap	(1,143,000)	2,298,000
Amortization of loan fees	6,000	6,000
Stock-based compensation	240,000	—
Gain on forgiveness of PPP loan	(5,000,000)	—
(Increase) decrease in operating assets
Accounts receivable	(8,760,000)	(636,000)
Inventories	(13,134,000)	(8,317,000)
Prepaid expenses and other current assets	3,099,000	(598,000)
Due from affiliated companies	—	(741,000)
Deposits	(144,000)	1,762,000
Other assets	91,000	(85,000)
Increase (decrease) in operating liabilities
Accounts payable	4,285,000	(2,783,000)
Accrued expenses	1,625,000	4,752,000
Related party payable	(1,430,000)	(1,174,000)
Credit cards payable	(669,000)	(493,000)
Income taxes payable	(41,000)	—
Customer deposits	658,000	(16,000)
Other liabilities	299,000	301,000
Net cash (used in) provided by operating activities	$(2,687,000)	$8,743,000

Cash flows from investing activities
Purchases of property and equipment	(957,000)	(27,389,000)
Proceeds on disposal of property and equipment	—	12,000
Deposits paid for property and equipment	(2,989,000)	(3,593,000)
Acquisition of Pacific Cup, Inc., net of cash acquired	(893,000)	—
Net cash used in investing activities	$(4,839,000)	$(30,970,000)
Cash flows from financing activities
Proceeds from line of credit	1,470,000	3,820,000
Net payments on line of credit	(31,400,000)	—
Proceeds from long-term debt, net of issuance cost	—	24,540,000
Payments on long-term debt	(22,726,000)	(3,495,000)
Issuance of common stock in connection with our initial public offering, net of issuance costs	67,592,000	—
Dividends paid to shareholders	—	(607,000)
Payments on capital lease obligations	(176,000)	(158,000)
Treasury stock acquired	—	(107,000)
Net cash provided by financing activities	$14,760,000	$23,993,000
Net increase in cash and cash equivalents	7,234,000	1,766,000
Cash and cash equivalents
Beginning of year	$448,000	$802,000
End of year	$7,682,000	$2,568,000
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$23,000
Transfers from deposit to property and equipment	$1,338,000	$6,029,000
Acquisition of Pacific Cup, Inc. included within deposits	$100,000	$—
Forgiveness of PPP loan	$5,000,000	$—
Supplemental disclosures of cash flow information:
Cash paid for income tax	$1,574,000	$—
Cash paid for interest	$1,975,000	$1,789,000
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Nature of Operations
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
The Company also supplies products to smaller chains and businesses including boutique coffee houses, bubble tea cafes, pizza parlors and frozen yogurt shops. The Company is also beginning to supply products to national and regional supermarkets as well as convenience stores.
The Company currently operates manufacturing facilities and distribution and fulfillment center in Chino, California and Rockwall, Texas. In addition, the Company operates six other distribution centers located in Rockwall, Texas, Branchburg, New Jersey, Summer, Washington and Summerville, South Carolina. The distribution and fulfillment centers are strategically located in proximity to major population centers, including the Los Angeles, New York, and Seattle metro areas. Also, on March 1, 2021, the Company completed the acquisition of the assets of Pacific Cup Inc., a paper cup manufacturer based in Kapolei, Hawaii.
2.Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-3 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ materially from the estimates that were assumed in preparing the condensed consolidated financial statements. Estimates that are significant to the condensed consolidated financial statements include stock-based compensation, allowance for doubtful accounts, reserve for slow-moving and obsolete inventory, deferred taxes, and estimated useful lives of property and equipment, with effects of changes could result in future impairments of goodwill, intangibles, and long-lived assets.
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

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2021 and December 31, 2020, cash and cash equivalents were comprised of cash held in money market, cash on hand and cash deposited with banks.

Concentration of Credit Risk: The financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents in financial institutions, which exceed federally insured limits, short-term investments, and non- affiliated trade receivables. The Company routinely assesses the financial strength of its customers and generally does not require collateral for trade receivables. Further, the Company has money market accounts which exceeded the federally insured limits by approximately $3.2 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.
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
The estimated useful life of property and equipment are as follows:

Machinery and equipment	5 years to 10 years
Leasehold improvements	Lower of useful life or lease term
Vehicles	3 years to 5 years
Furniture and fixtures	7 years
Building	28 years to 40 years
Property held under capital leases	3 years to 5 years
Computer hardware and software	3 years

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Normal repairs and maintenance are expensed as incurred, whereas significant changes that materially increase values or extend useful lives are capitalized and depreciated over the estimated useful lives of the related assets.
Deposits: Deposits include payments made for machinery and equipment related to the new Rockwall, Texas manufacturing facility. As of June 30, 2021 and December 31, 2020, the Company had deposits of approximately $3.1 million and $1.8 million, respectively, relating to machinery and equipment for this facility. Included in deposits are also payments made to the lessors of leased properties as security for the full and faithful observance of contracts, which will be refunded to the Company upon expiration or termination of the contract.
Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. An impairment exists if the undiscounted cash flows generated by the Company’s long-lived assets are less than the net book value of the related assets. If the long-lived assets are impaired, an impairment loss is recognized and measured as the amount by which the carrying value exceeds the estimated fair value of those assets. For the periods ended June 30, 2021 and June 30, 2020, management concluded that an impairment write-down was not required.
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
Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Goodwill is evaluated for impairment at least annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. As of June 30, 2021, goodwill recorded in the accompanying condensed consolidated balance sheets is related to the Company’s acquisition of Pacific Cup, Inc. and Lollicup Franchising (see Note 3). Through June 30, 2021, the Company determined no impairments have occurred.
The following table displays a roll-forward of the carrying amount of goodwill from December 31, 2020 to June 30, 2021:

Balance at December 31, 2020	$3,113,000
Accumulated impairment losses	—
Goodwill, net of impairment losses	$3,113,000
Goodwill acquired	397,000
Impairment losses	—
Balance at June 30, 2021
Aggregate goodwill acquired	3,510,000
Accumulated impairment losses	—
Goodwill, net of impairment losses	$3,510,000
Government Grants: Government grants are not recognized unless there is reasonable assurance that the Company and Global Wells will comply with the grants’ conditions and that the grants will be received. As of June 30, 2021 and December 31, 2020, the Company received cumulative grants of $1,200,000 and $900,000, respectively. As of June 30, 2021 and December 31, 2020, Global Wells received cumulative grants of $1,302,000. These grants are reported as deferred income within other liabilities in the accompanying condensed consolidated balance sheets as there are conditions attached to the grants that the Company and Global Wells have not met. These conditions include requiring its facility in Rockwall, Texas to maintain a

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
certain minimum tax value for the next five calendar years (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period.
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
The Company and Global Wells are exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments applicable to the Company and Global Wells is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company and Global Wells’ fixed and floating-rate borrowings. As of June 30, 2021 and December 31, 2020, Global Wells had interest rate swaps that are accounted for as a derivative instrument under ASC 815. The Company and Global Wells did not designate interest rate swaps for hedge accounting and as such, the change in fair value of interest rate swaps is recognized as interest expense in the accompanying condensed consolidated statements of income.
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells, except for the Company’s guarantee of Global Wells’ term loans. The Company was a guarantor for Global Wells’ construction loan, which provided for advances up to $21,640,000 and expired in May 2019. In May 2019, Global Wells entered into a loan agreement with a financial institution and used the proceeds from the new term loan to pay off the principal balance and accrued interest related to the construction loan. In June 2020, Global Wells entered into a loan agreement with a financial

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
institution to purchase land and building in Branchburg, New Jersey, which was also guaranteed by the Company. The Company entered into an operating lease with Global Wells to utilize the facility in Branchburg, New Jersey. As of June 30, 2021 and December 31, 2020, total loan guaranteed by the Company related to Global Wells amounted to $37,150,000 and $37,491,000, respectively. The term loans are also guaranteed by the Company’s two significant stockholders.
The following financial information includes assets and liabilities of Global Wells and are included in the accompanying condensed consolidated balance sheets, except for those that eliminate upon consolidation:

	June 30, 2021	December 31, 2020
Cash	$234,000	$81,000
Accounts receivable	380,000	343,000
Prepaid expenses and other current assets	93,000	98,000
Property and equipment, net	47,219,000	47,826,000
Other assets	4,992,000	5,260,000
Total assets	$52,918,000	$53,608,000

Accounts payable	$6,000	$564,000
Accrued expenses	337,000	128,000
Customer deposits	82,000	—
Due to Lollicup USA Inc.	2,620,000	2,990,000
Long-term debt, current portion	711,000	694,000
Long-term debt, net of current portion	36,343,000	36,697,000
Other liabilities	3,005,000	3,906,000
Total liabilities	$43,104,000	$44,979,000
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
The Company has incurred incentive program expenses of $26,000 and $58,000 for the three and six months ended June 30, 2020, respectively, which are reported as a contra to net sales in the accompanying condensed consolidated statements of income.
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
In June 2020, a $0.04 cents per qualifying share of dividend was declared by the Company. The Company recorded $607,000 of cash dividends as of December 31, 2020.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In June 2020, the Company re-acquired 10,000 of its own shares from an existing shareholder. The total amount paid to acquire the shares was $107,000 and has been deducted from shareholders’ equity.
In July 2020, the Company re-acquired 13,000 of its own shares from an existing shareholder. The total amount paid to acquire the shares was $141,000 and has been deducted from shareholders’ equity.
Revenue Recognition: As the Company generates revenues from customers that include national distributors, fast food restaurants with multiple locations, small businesses, and those that purchase for individual consumption, the Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three months and six months ended June 30, 2021 and 2020, net sales disaggregated by customer type consists of the amounts shown below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
National	$22,310,000	$16,168,000	$40,599,000	$31,666,000
Distributors	50,967,000	44,526,000	90,977,000	78,460,000
Online	13,703,000	11,258,000	25,146,000	17,544,000
Retail	7,546,000	12,785,000	13,477,000	21,150,000
	$94,526,000	$84,737,000	$170,199,000	$148,820,000
•National chains revenue: National chains revenue is derived from fast food restaurants with locations across multiple states. Revenue from transactions with national chains is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.
•Distributors revenue: Distributors revenues are derived from national and regional distributors across the U.S. that purchase the Company’s products for restaurants, offices, schools, and government entities. Revenue from national distributions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.
•Online revenue: Online revenue is derived from small businesses such as small restaurants, bubble tea shops, coffee shops, juice bars and smoothie shops. Revenue from wholesale transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.
•Retail revenue: Retail revenue is derived primarily from regional bubble tea shops, boutique coffee shops and frozen yogurt shops. Revenue from retail transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company’s contract liabilities consist of rebates and other sales incentives, consideration payable to customers for cooperative advertising and other program incentives, and sales return. As of June 30, 2021 and December 31, 2020, the contract liabilities were not considered significant to the financial statements.
Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying condensed consolidated statements of income. Shipping and handling fees billed to a customer are not deemed to be separate performance obligations as these activities occur before the customer receives the products. Shipping and handling costs included within selling expenses in the condensed consolidated statements of income for the three months ended June 30, 2021 and 2020 were $7,008,000 and $4,307,000, respectively. Shipping and handling costs included within selling expenses in the condensed consolidated statements of income for the six months ended June 30, 2021 and 2020 were $12,491,000 and $8,065,000, respectively.
Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue.
Sales commissions are expensed as incurred due to the amortization period being less than one year and are recorded in selling expense on the accompanying consolidated statements of income.
Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included in operating expenses in the condensed consolidated statements of income were $632,000 and $303,000 for the three months ended June 30, 2021 and 2020, respectively. Advertising costs included in operating expenses in the condensed consolidated statements of income were $1,020,000 and $789,000 for the six months ended June 30, 2021 and 2020, respectively.
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
The Company’s practice is to recognize potential interest and/or penalties related to income tax matters as income tax expense in the accompanying condensed consolidated statements of income. Accrued interest and penalties are included on the related tax liability in the condensed consolidated balance sheets. The Company had no uncertain tax positions as of June 30, 2021 and December 31, 2020.
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
For the three and six months ended June 30, 2021 and 2020, respectively, purchases from the following vendor makes up greater than 10 percent of total purchases:

	Three months ended June 30,			Six months ended June 30,
	2021		2020	2021	2020
Keary Global Ltd. ("Keary Global") and its affiliate, Keary International, Ltd.- related parties	14.8%		14%	12.2%	—%
Shanghai Quantong Packaging Printing Co., Ltd.	—%	*	19%	—%	11%
*purchases represented less than 10% of total purchases

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amounts due to the following vendors at June 30, 2021 and December 31, 2020 that exceed 10 percent of total accounts payable are as follows:

	June 30, 2021	December 31, 2020
Keary Global and its affiliate, Keary International - related parties	13%	18%
Taizhou Fuling Plastics Co.,Ltd	10%	11%
No customer accounted for more than 10 percent of sales for the three and six months ended June 30, 2021 and 2020, respectively. No customer accounted for more than 10 percent of accounts receivable as of June 30, 2021 and December 31, 2020.
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
At June 30, 2021 and December 31, 2020, the Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•Interest rate swaps that meets the definition of a derivative, classified as Level 2 within the fair value hierarchy, and reported as an asset or liability depending on its fair value on the condensed consolidated balance sheet. The fair value

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of interest rate swaps is calculated using pricing models that will use volatility to quantify the probability of changes around interest rate trends.
•Money market account, classified as Level 1 within the fair value hierarchy, and reported as a current asset on the condensed consolidated balance sheets.
The following table summarize the Company’s fair value measurements by level at June 30, 2021 for the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2		Level 3
Cash equivalents	$3,498,000	$—		$—
Interest rate swaps	—	(1,704,000)	*	—
Fair value, June 30, 2021	$3,498,000	$(1,704,000)		$—
*See note 9 for further discussion on interest rate swaps.
The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Cash equivalents	$448,000	$—	$—
Interest rate swaps	—	(2,847,000)	—
Fair value, December 31, 2020	$448,000	$(2,847,000)	$—
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt and line of credit at June 30, 2021 and December 31, 2020 approximates fair value because the interest rate approximates the current market interest rate. The fair value of these financial instruments was determined using level 2 inputs.
Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of operations. The Company recorded a loss on foreign currency transactions of $119,000 and $68,000 for the three months ended June 30, 2021 and 2020, respectively. The Company recorded a loss on foreign currency transactions of $284,000 and $109,000 for the six months ended June 30, 2021 and 2020, respectively.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In February 2016, the FASB issued ASU 2016-2 (Topic 842), “Leases”. This ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The FASB subsequently issued ASU 2018-11 (Topic 842), “Leases: Targeted Improvements” which amends ASC 842 in two important areas, including (i) allowing lessors to combine lease and associated nonlease components by class of underlying asset in contracts that meet certain criteria and, (ii) provides entities with an optional method for adopting the new leasing guidance by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented at the adoption date. The effective date for ASC 842 for public business entities is annual reporting periods beginning after December 15, 2018. The effective date for all other entities is annual reporting periods beginning after December 15, 2021. The Company elects to adopt the new standard in annual reporting period beginning after December 15, 2021, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In June 2018, the FASB issued ASU 2018-7 (Topic 718), “Compensation — Stock Compensation: Improvements to Non-employee Share based Payment Accounting”, which supersedes Subtopic 505-50 and expands the scope of ASC Topic 718 to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. The FASB subsequently issued ASU 2019-8 (Topic 718), “Compensation — Stock Compensation” which clarifies guidance in Topic 718 on measurement and classification of share-based payments to customers. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company adopted this ASU as of January 1, 2020 and adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and cash flow.
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
In March 2020, the FASB issued ASU 2020-3 “Codification Improvements to Financial Instruments”. The guidance in this ASU clarifies the requirement for all entities to provide the fair value option disclosures in paragraphs 825-10-50-24through 50-32 of the FASB’s ASC. The guidance also clarifies that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases”, should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments — Credit Losses”. This ASU is effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13.
3.Acquisitions
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table summarizes the preliminary assets acquired as a result of this acquisition:

Inventories	$153,000
Property and equipment	50,000
Customer relationships	400,000
Goodwill	397,000
Total assets acquired	$1,000,000

4.Inventories
Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$12,369,000	$4,251,000
Work in progress	—	133,000
Finished goods	50,554,000	45,252,000
Subtotal	62,923,000	49,636,000
Less inventory reserve	(675,000)	(675,000)
Total inventories	$62,248,000	$48,961,000

5.Property and Equipment
Property and equipment, net consist of the following:

	June 30, 2021	December 31, 2020
Machinery and equipment	$57,682,000	$55,528,000
Leasehold improvements	17,929,000	17,832,000
Vehicles	3,532,000	3,447,000
Furniture and fixtures	855,000	851,000
Building	34,134,000	34,134,000
Land	11,907,000	11,907,000
Property held under capital leases	1,607,000	1,607,000
Computer hardware and software	546,000	546,000
	128,192,000	125,852,000
Less accumulated depreciation	(35,256,000)	(30,319,000)
Total property and equipment, net	$92,936,000	$95,533,000

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Depreciation and amortization expense were $2,479,000 and $3,302,000 for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense were $4,943,000 and $3,869,000 for the six months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense are reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which are included in cost of goods sold on the accompanying condensed consolidated statements of income.
6.Line of Credit
The Company has a line of credit with a lender with an initial maturity date of February 23, 2019. The agreement was amended prior to maturity to extend the maturity date to May 2019. In May 2019, the line of credit was amended again to extend the maturity date to May 2021 and increase the maximum borrowing from $25,000,000 to $30,000,000. Interest accrues at an annual rate of prime less 0.25% with a minimum floor of 3.75% (3.75% at June 30, 2021 and December 31, 2020). In September 2019, the Company further increased the maximum borrowing from $30,000,000 to $40,000,000. In July 2020, the line of credit was amended again to extend the maturity date to May 2022. The Company has $3,239,000 and $33,169,000 of line of credit borrowings as of June 30, 2021 and December 31, 2020, respectively. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the line of credit and interest is payable monthly. The amount that can be borrowed is subject to a borrowing base that is calculated as a percentage of the accounts receivable and inventory balances measured monthly. As of June 30, 2021 and December 31, 2020, the maximum amount that can be borrowed based on the borrowing base is $40,000,000 and $34,668,000, respectively. The loan is secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the line of credit agreement, the Company must comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. As of June 30, 2021 and December 31, 2020, the Company was in compliance with the financial covenants. The Line of Credit also includes a standby letter of credit sub-limit. The amounts issued under the standby letter of credit was $900,000 as of June 30, 2021 and December 31, 2020.
7.Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	June 30, 2021	December 31, 2020
Accrued expenses	$3,371,000	$2,085,000
Accrued interest	73,000	199,000
Accrued payroll	1,338,000	1,253,000
Accrued vacation and sick pay	647,000	496,000
Accrued shipping expenses	746,000	433,000
Accrued legal fees	56,000	192,000
Deferred rent liability	353,000	301,000

Total accrued expenses	$6,584,000	$4,959,000

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.Long-Term Debt
Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
A promissory note that allowed for advances up to $5,000,000 through March 2018, at which point it converted to a term loan. Outstanding principal balance of $4,814,677 was converted in March 2018, maturing in March 2023. Principal and interest payment of $90,815 due monthly at the fixed rate of 4.98%. The loan was secured by certain machinery and equipment. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum fixed charge coverage ratio and net income.	$—	$2,322,000

An equipment loan with a draw down period ending August 28, 2019 for up to $10,000,000, at which point the entire principal outstanding was due, unless extended. Outstanding principal balance of $9,476,000 was converted to a term loan in June 2019, maturing in July 2024. Principal and interest payment of $192,572 due monthly starting August 2019 at the fixed rate of 5.75%. The loan was secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.
	—	7,450,000

A $2,130,000 term loan that expired April 30, 2021. Principal and interest payment of $55,539 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues based on prime rate (3.25% and 3.25% as of June 30, 2021 and December 31, 2020, respectively). The loan was secured by the company’s assets and guaranteed  by the company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.
	—	212,000

A $935,000 term loan that expires December 31, 2021. Principal and interest payment of $19,834 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues at a fixed rate of 3.50%. The loan was secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.	—	234,000

Subtotal, continue on following page	$—	$10,218,000

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2021	December 31, 2020
Subtotal from previous page	$—	$10,218,000

An equipment loan with a draw down period ended May 31, 2019 for up to $10,000,000. After the draw period, the outstanding principal balance is converted to a term loan payable, maturing on May 31, 2024. The first principal and interest payment  commenced in July 2019. Interest accrued based on prime rate (3.25% and 3.25% at June 30, 2021 and December 31, 2020, respectively). The loan was secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain fixed financial covenants, including a fixed charge coverage ratio and a minimum tangible net worth.
	—	7,000,000

A $3,000,000 term loan that expires December 2024. Interest only payment due for the first six months. Principal and interest payment of $57,769 due monthly beginning January 2020 with the remaining principal and unpaid interest due at maturity. Interest accrued at prime rate plus 0.25% (3.50% and 3.50% at June 30, 2021 and December 31, 2020, respectively).The loan was secured the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, debt service charge ratio, and debt to EBITDA rolling ratio.
	—	2,444,000

A $21,580,000 term loan that matures in May 2029. Interest accrues at prime rate less 0.25% (3.00% and 3.00% at June 30, 2021 and December 31, 2020, respectively) and principal payments ranging from $24,356 to $39,581 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan was collateralized by substantially all of the Company’s and Global Well’s assets and was guaranteed by the Company and its stockholders. The Company incurred debt issuance costs of approximately $119,000, which is reported as a reduction of the carrying value of debt on the accompanying consolidated balance sheet.
	20,973,000	21,130,000

A $3,000,000 term loan that expires June 17, 2025. Principal and interest payment of $54,623 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues based on prime rate plus margin of 0.25% (3.50% and 3.50% as of June 30, 2021 and December 31, 2020, respectively). The loan was secured by the company’s assets and guaranteed  by the company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.
	—	2,723,000

A $5,000,000 Paycheck Protection Program loan that expires April 16, 2022. Interest accrues at 1.0%.	—	5,000,000

Subtotal, continue on following page	$20,973,000	$48,515,000

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2021	December 31, 2020
Subtotal from previous page	$20,973,000	$48,515,000

A $16,540,000 term loan that matures June 30, 2025. Interest accrues at 4.5% fixed and principal payments ranging from $30,524 to $37,720 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of the Company’s and Global Well’s assets and is guaranteed by the Company and its stockholders.	16,177,000	16,361,000

Long-term debt	37,150,000	64,876,000
Less: unamortized loan fees	(96,000)	(102,000)
Less: current portion	(711,000)	(11,364,000)
Long-term debt, net of current portion	$36,343,000	$53,410,000
At June 30, 2021, future maturities :

2021 (remainder)	$352,000
2022	729,000
2023	762,000
2024	802,000
2025	15,169,000
Thereafter	19,336,000
$37,150,000
The Company was in compliance with all its financial covenants as of June 30, 2021 and December 31, 2020.
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
The Company applied for the forgiveness of the PPP loan. On June 10, 2021, the Company was granted loan forgiveness, in whole, by meeting the conditions for use of loan proceeds. The loan forgiveness of $5.0 million was recorded as gain on forgiveness of debt in the income statement for the three months and six months ended June 30, 2021.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.Interest Rate Swaps
In June 2019, Global Wells entered into a ten years floating-to-fixed interest-rate swap, with an effective date of June 13, 2019, that is based on the prime rate versus a 5.05% fixed rate. The notional value was $21,580,000 as of June 30, 2019. The payment dates are the fifth day of the month beginning July 5, 2019 to the termination date of May 4, 2029. As of June 30, 2021 and December 31, 2020, the fair value of the interest rate swap was $1,704,000 and $2,604,000, respectively, which is reported as other liabilities in the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2021 and 2020, Global Wells recognized approximately $382,000 as interest expense and $89,000 as interest income, respectively, related to change in fair value of this interest rate swap. For the six months ended June 30, 2021 and 2020, Global Wells recognized approximately $900,000 as interest income and $2,097,000 as interest expense, respectively, related to change in fair value of this interest rate swap.
In June 2019, the Company also entered into a five years floating-to-fixed interest-rate swap, with an effective date of June 3, 2019, that is based on the prime rate versus 5.19% fixed rate. The notional was $10,000,000 as of June 30, 2019. The payment dates are the fifth day of the month beginning July 5, 2019 to the termination date of May 31, 2024. As of June 30, 2021 and December 31, 2020, the fair value of the interest rate swap was $0 and $243,000, respectively, which is reported as other liabilities in the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2021 and 2020, the Company recognized approximately $6,000 as interest income and $28,000 as interest expense, respectively, related to change in fair value of this interest rate swap. For the six months ended June 30, 2021 and 2020, the Company recognized approximately $47,000 as interest income and $201,000 as interest expense, respectively, related to change in fair value of this interest rate swap. In April 2021, the Company terminated the interest rate swap with a notional amount of $10,000,000, recognizing $196,200 in swap termination fee, which was included in the net interest income recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2021.
10.Obligations under Capital Leases
The Company is the lessee of warehouse vehicles under capital leases that expire in various years through 2024. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or fair value of the assets. The assets are depreciated over their estimated useful lives. Depreciation of property under capital leases is included in depreciation and amortization expense within the general and administrative operating expenses of the condensed consolidated statements of income.
Interest rates on capitalized leases vary from 3.55% to 6.50% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.
The capital leases provide for bargain purchase options and are guaranteed by the stockholders of the Company.
11.Stock-based Compensation
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
stock of the Company or any parent or subsidiary, the term of the option will be such shorter term as may be provided in the option agreement, but not more than five years from the date of the grant.
Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended June 30, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,000	$10.00	8.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited	—	—
Outstanding at June 30, 2021	15,000	$10.00	7.5	$—
Expected to vest at June 30, 2021	15,000	$10.00	7.5	$—
Exercisable at June 30, 2021	—	—	0.0	$—
At June 30, 2021, total remaining stock-based compensation expense for unvested stock options is approximately $30,000.
Restricted stock
The Company issued restricted stock units to employees of the Company. The following table summarizes the unvested restricted stock units for the period ended June 30, 2021:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	256,000	$10.00
Granted	40,000	17.98
Vested	—	—
Forfeited	(50,000)	12.85
Unvested at June 30, 2021	246,000	$11.30
The restricted stock units and stock options granted are subjected to vesting conditions contingent upon the closing of an initial public offering of the Company. For the three months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0 stock-based compensation expense. For the six months ended June 30, 2021 and December 31, 2020, the Company recognized $0.2 million and $0 stock-based compensation expense, respectively. The restricted stock units and stock options granted began vesting on April 15, 2021, which is the date of closing of the Company’s initial public offering. The company is recognizing stock-based compensation over the vesting period, which is generally over 3 years for the restricted stock units and 1 year for the stock options.
At June 30, 2021, total remaining stock-based compensation expense for unvested restricted stock units is approximately $2.5 million.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to Karat Packaging for the year by the weighted average number of common shares outstanding during the related period.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income attributable to Karat Packaging Inc.	$9,583,000	$10,072,000	$11,363,000	$12,523,000

Weighted average number of common shares in issue	18,908,648	15,180,879	17,048,160	15,185,440

Basic earnings per share	$0.51	$0.66	$0.67	$0.82
(b)Diluted
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income attributable to Karat Packaging Inc.	$9,583,000	$10,072,000	$11,363,000	$12,523,000

Weighted average number of common shares in issue	18,908,648	15,180,879	17,048,160	15,185,440
Dilutive shares
Stock options and restricted stock units	117,223	271,000	117,223	271,000
Adjusted weighted average number of common shares	19,025,871	15,451,879	17,165,383	15,456,440

Diluted earnings per share	$0.50	$0.65	$0.66	$0.81
For the period ended June 30, 2021, a total of 143,777 shares of potentially dilutive shares have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.
13.Commitments and Contingencies
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At June 30, 2021, approximate future minimum lease obligations, which includes payment to Global Wells under certain lease arrangements as described above, are as follows:

2021 (remainder)	$3,256,000
2022	6,603,000
2023	6,696,000
2024	5,513,000
2025	3,743,000
Thereafter	10,731,000
$36,542,000
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
14.Related Party Transactions
Lollicup Franchising was determined to be a related party by virtue of common ownership from January 1, 2020 to August 31, 2020. The Company acquired all of the membership interest of Lollicup Franchising from the Company’s two primary shareholders for $900,000 in September 2020. Lollicup Franchising is a wholly-owned subsidiary of the Company and this balance is eliminated upon consolidation as of September 30, 2020 (see Note 3). Sales for the three months and six months ended June 30, 2020 to this related party were $4,000 and $18,000, respectively. The Company has incurred incentive program expenses of $26,000 and $58,000 for the three and six months ended June 30, 2020, respectively.
As a minority stockholder of the Company, Keary Global owns 250,004 shares of common stock as of June 30, 2021, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At June 30, 2021 and December 31, 2020, the Company has accounts payable due to Keary Global and Keary International, of $3,608,000 and $5,038,000, respectively. Purchases for the three months ended June 30, 2021 and 2020 from this related party were $13,645,000 and $4,028,000, respectively. Purchases for the six months ended June 30, 2021 and 2020 from this related party were $18,700,000 and $11,810,000, respectively.
15.Income Taxes
In determining the interim provision for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income and adds the tax effects of any discrete items in the reporting period in which they occur.
For the three and six months ended June 30, 2021 and 2020, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to exclusion of non-controlling interest income, state taxes, permanent book tax differences, and income tax credits. For the three months ended June 30, 2021 and 2020, the Company's income tax expense was $1.5 million and $3.8 million, with effective tax rate of 14.2% and 27.8%, respectively. For the six months ended June 30, 2021 and 2020, the Company’s income tax expense was $2.7 million and $4.0 million, with effective tax rates of 18.1% and 27.7%, respectively. On June 10, 2021, the Company was granted PPP loan forgiveness of $5.0 million, in whole, by meeting the conditions for use of loan proceeds. The Company recorded the loan forgiveness as a gain on forgiveness of debt in the income statement for the three months and six months ended June 30, 2021. The effective tax rate was lowered by 9.1% and 5.2%, respectively, from 23.3%, for the three months and six months ended June 30, 2021.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction.
The Company remains subject to IRS examination for the 2016 through 2019 tax years, and received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2016 through 2019 tax years, and South Carolina for the 2017 through 2019 tax years. In September 2020, the Company acquired 100% LLC member interest in Lollicup Franchising, LLC. Lollicup Franchising, LLC was treated as a partnership for income tax purposes prior to the acquisition. It is currently under audit for tax year 2015 and 2016. The Company does not believe the outcome of this audit will have a material impact on the Company’s financial statements.
The Company accounts for uncertainties in income tax in accordance with ASC 740-10 — Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2021, the Company does not have any unrecognized tax benefits.
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
16.COVID-19
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
17. Subsequent Events
On July 7, 2021, the Company acquired a warehouse building located in Summerville, SC for $1.1 million. Upon closing, the Company added an additional distribution facility in South Carolina. The Company expects the facility will be ready to use by September 2021 as an additional distribution facility in South Carolina.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to “Karat,” the “Company,” “we,” “us,” and “our” refer to Karat Packaging and its consolidated subsidiaries.
Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate,” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:
•fluctuations in the demand for our products in light of changes in laws and regulations applicable to food and beverages and changes in consumer preferences;
•our ability to compete successfully in our industry;
•fluctuations in freight carrier costs related to the shipment of our products could have a material adverse impact on our results of operations;
•the effects of COVID-19 or other public health crises;
•the impact of earthquakes, fire, power outages, floods, pandemics and other catastrophic events, as well as the impact of any interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems;
•our ability to accurately forecast demand for our products or our results of operations;
•our ability to source raw materials at reasonable prices;
•the impact of problems relating to delays or disruptions in the shipment of our goods through operational ports;
•our ability to expand into additional foodservice and geographic markets;
•our ability to successfully design and develop new products;
•our ability to attract and retain skilled personnel and senior management; and
•other risks and uncertainties described in “Risk Factors.”
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
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, and an approximately 300,000 square foot distribution center in Chino, California. We have selected manufacturing capabilities in both of these facilities as well. In addition, we operate three other distribution centers located in Sumner, Washington, Summerville, South Carolina, Branchburg, New Jersey. Our New Jersey location is an approximately 108,000 square foot facility that recently opened in July 2020 and was fully operational in June 2021. We also intend to double the capacity of our current distribution center in South Carolina to better service customers in the Southeast region. Also, on March 1, 2021, we completed the acquisition of the assets of Pacific Cup Inc., a paper cup manufacturer based in Kapolei, Hawaii. For the year of 2021, we intend to add an additional distribution facility and manufacture certain of our Karat Earth products, including paper straws, at the Pacific Cup location in Hawaii. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, Dallas, New York, Seattle, Atlanta and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.

Results of Operations

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(in thousands)		(in thousands)
Net sales		$94,526	$84,737	$170,199	$148,820
Cost of goods sold		66,428	55,830	120,475	102,022
Gross profit		28,098	28,907	49,724	46,798
Operating expenses		21,228	14,397	39,083	28,200
Operating income		6,870	14,510	10,641	18,598
Other income (expenses)		4,015	(737)	4,480	(4,058)
Provision for income tax expense		1,547	3,832	2,733	4,032
Net income		9,338	9,941	12,388	10,508
Other non-GAAP financial data (unaudited)
Adjusted EBITDA	[1]	$10,093	$16,463	16,911	22,428

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net Sales
Net sales were $94.5 million for the three months ended June 30, 2021 compared to $84.7 million for the three months ended June 30, 2020, an increase of $9.8 million, or 12%. The increase in net sales was primarily driven by an increase of $5.3 million in product sales to our existing customers as we continue to increase the number of products used by our customers, acquisition of more than 9,000 new customers in the three months ended June 30, 2021, increase in direct-to-consumer sales through our online channel, and an increase of $2.5 million in logistic service and shipping revenue. Since its peak in April 2020, personal protective equipment related products have declined to approximately less than 1% of net sales for the three months ended June 30, 2021.
Cost of goods sold
Cost of goods sold increased by $10.6 million, or 19% to $66.4 million for the three months ended June 30, 2021 compared to $55.8 million for the for the three months ended June 30, 2020. The increase in cost of goods sold was primarily due to an increase of $8.1 million in product costs driven by the general increase in costs in line with the increase in product sales, an
1 In addition to net income presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP.

Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

Adjusted EBITDA is a financial measure equal to net income (loss) excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) IPO related expenses, and (v) gain on forgiveness of debt. We present Adjusted EBITDA as a supplemental measure of our financial performance. Management and our board of directors have begun to use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes items that may not be reflective of, or are unrelated to, our core operating performance, and may assist investors with comparisons to prior periods and assessing trends in our underlying businesses. We have begun to reference Adjusted EBITDA in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, we have based certain of our forward-looking estimates and budgets on Adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation of or as a substitute for analyzing our results as reported under GAAP.

increase of $3.2 million in freight and duty costs to acquire inventory from overseas, and an increase of $0.3 million in depreciation expense related to depreciation of our manufacturing equipment.
Gross profit
Gross profit decreased $0.8 million, or 3%, to $28.1 million for the three months ended June 30, 2021 compared to $28.9 million for the three months ended June 30, 2020. The decrease in gross profit was primarily driven by the increase in freight and duty to acquire inventory from overseas, and depreciation expense related to depreciation of our manufacturing equipment. Gross profit margin was 29.7% for the three months ended June 30, 2021 compared to 34.1% for the three months ended June 30, 2020, a decrease of 4%. The decrease in gross profit margin was driven primarily by the decrease in sales of personal protective equipment related products that had lower costs, increase in product sales and freight and duty, offset by higher profit margins driven by our direct-to-consumer sales through our online channel.
Operating expenses
Operating expenses for the three months ended June 30, 2021, were $21.2 million compared to $14.4 million for the three months ended June 30, 2020, an increase of $6.8 million, or 47%. The increase was primarily due to an increase of $2.7 million in shipping costs to deliver products to our customers, $1.9 million increase in payroll-related costs due to workforce expansion, $0.7 million increase in rent driven by our New Jersey and Hawaii facilities, $0.2 million increase in digital marketing expense, $0.3 million increase in software expense, and $0.4 million increase in professional services fees.
Operating income
Operating income for the three months ended June 30, 2021 was $6.9 million compared to $14.5 million the three months ended June 30, 2020, a decrease of $7.6 million, or 53%. The decrease was primarily due to decrease in gross profit of $0.8 million offset by the increase in operating expenses of $6.8 million.
Other income (expenses)
Other income for the three months ended June 30, 2021 was $4.0 million, compared to other expenses of $0.7 million for the three months ended June 30, 2020, an increase of $4.8 million, or 645%. The increase was driven by an increase in interest expense of $0.4 million, PPP loan debt forgiveness $5.0 million, and an increase in rental income of $0.2 million.
Net income
Net income for the three months ended June 30, 2021 was $9.3 million compared to $9.9 million for the three months ended June 30, 2020, an decrease of $0.6 million, or 6%. The decrease was primarily driven by a decrease in gross profit of $0.8 million, an increase in operating expenses of $6.8 million as discussed above, partially offset by a decrease in income tax expense of approximately $2.3 million and an increase in other income of $4.8 million. Provision for income taxes was $1.5 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 14% and 28%, respectively.

Adjusted EBITDA2
Adjusted EBITDA for three months ended June 30, 2021 was $10.1 million, compared to $16.5 million for the three months ended June 30, 2020, a decrease of $6.4 million, or 39%. The decrease was primarily driven by a decrease in net income of $0.6 million as discussed above, an increase in interest expense add-back of $0.4 million, a decrease in provision for income taxes of $2.3 million, and an increase in depreciation and amortization of $0.5 million, an increase of IPO related expenses of $0.6 million, and an increase of $5.0 million in gain on forgiveness of debt. We use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.
Three months ended June 30, 2021,

		2021	2020
Reconciliation of Adjusted EBITDA (unaudited):		(in thousands)
Net income:		$9,338	$9,941
Add (deduct):
Interest expense		$1,128	$705
Income tax expense		$1,547	$3,832
Depreciation and amortization		$2,479	$1,977
IPO related expenses		$601	$—
Gain on forgiveness of debt		$(5,000)	$—
Gain on sale of asset		$—	$8
Other non-GAAP financial data:
Adjusted EBITDA	[2]	$10,093	$16,463
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net Sales
Net sales were $170.2 million for the six months ended June 30, 2021 compared to $148.8 million for the six months ended June 30, 2020, an increase of $21.4 million, or 14%. The increase in net sales was primarily driven by an increase of $4.1 million in product sales to our existing customers as we continue to increase the number of products used by our customers, acquisition of more than 15,000 new customers which increased $11.6 million in product sales in the six months ended June 30, 2021, increase in direct-to-consumer sales through our online channel, and an increase of $4.1 million in logistic
2 In addition to net income presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP.

Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

Adjusted EBITDA is a financial measure equal to net income (loss) excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) IPO related expenses, and (v) gain on forgiveness of debt. We present Adjusted EBITDA as a supplemental measure of our financial performance. Management and our board of directors have begun to use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes items that may not be reflective of, or are unrelated to, our core operating performance, and may assist investors with comparisons to prior periods and assessing trends in our underlying businesses. We have begun to reference Adjusted EBITDA in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, we have based certain of our forward-looking estimates and budgets on Adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation of or as a substitute for analyzing our results as reported under GAAP.

service and shipping revenue. Since its peak in April 2020, personal protective equipment related products have declined to approximately under 1% of net sales for the six months ended June 30, 2021.
Cost of goods sold
Cost of goods sold increased by $18.5 million, or 18% to $120.5 million for the six months ended June 30, 2021 compared to $102.0 million for the for the six months ended June 30, 2020. The increase in cost of goods sold was primarily due to an increase of $12.9 million in product costs driven by the general increase in costs in line with the increase in product sales, an increase of $6.0 million in freight and duty costs to acquire inventory from overseas, and an increase of $0.6 million in depreciation expense related to depreciation of our manufacturing equipment.
Gross profit
Gross profit increased $2.9 million, or 6%, to $49.7 million for the six months ended June 30, 2021 compared to $46.8 million for the six months ended June 30, 2020. The increase in gross profit was primarily driven by the increase in product sales. Gross profit margin was 29.2% for the six months ended June 30, 2021 compared to 31.4% for the six months ended June 30, 2020, a decrease of 2%. The decrease in gross profit margin was driven primarily by the decrease in sales of personal protective equipment related products that had lower costs, increase in product sales, offset by higher profit margins driven by our direct-to-consumer sales through our online channel.
Operating expenses
Operating expenses for the six months ended June 30, 2021, were $39.1 million compared to $28.2 million for the six months ended June 30, 2020, an increase of $10.9 million, or 39%. The increase was primarily due to an increase of $4.4 million in shipping costs to deliver products to our customers, $2.6 million increase in payroll-related costs due to workforce expansion, $0.4 million increase in software expense, $0.4 million increase in digital marketing, and $0.7 million increase in professional services fees.
Operating income
Operating income for the six months ended June 30, 2021 was $10.6 million compared to $18.6 million the six months ended June 30, 2020, a decrease of $8.0 million, or 43%. The decrease was primarily due to an increase in gross profit of $2.9 million resulting from increase in sales offset by the increase in operating expenses of $10.9 million.
Other income (expenses)
Other income for the six months ended June 30, 2021 was $4.5 million, compared to other expenses of $4.1 million for the six months ended June 30, 2020, an increase of $8.5 million, or 210%. The increase was driven by a decrease in interest expense of $3.2 million primarily due to a gain recorded in the current period of $1.1 million as opposed to a loss recorded in the prior period of $2.3 million for changes in interest swap fair value, PPP loan debt forgiveness $5.0 million, and an increase in rental income of $0.5 million.
Net income
Net income for the six months ended June 30, 2021 was $12.4 million compared to $10.5 million for the six months ended June 30, 2020, an increase of $1.9 million, or 18%. The increase was primarily driven by an increase in other income of $8.5 million as discussed above partially offset by a decrease in operating income of $8.0 million and a decrease in income tax expense of approximately $1.3 million. Provision for income taxes was $2.7 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 18% and 28%, respectively.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2021 was $16.9 million, compared to $22.4 million for the six months ended June 30, 2020, a decrease of $5.5 million, or 25%. The decrease was primarily driven by an increase in net income of $1.9 million as discussed above, a decrease in interest expense add-back of $3.2 million, a decrease in provision for income taxes of $1.3 million, and an increase in depreciation and amortization of $1.1 million, an increase of IPO related expenses of $1.0 million, and an increase of $5.0 million in gain on forgiveness of debt. We use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.
Six months ended June 30, 2021,

		2021	2020
Reconciliation of Adjusted EBITDA (unaudited):		(in thousands)
Net income:		$12,388	$10,508
Add (deduct):
Interest expense		850	4,011
Income tax expense		2,733	4,032
Depreciation and amortization		4,943	3,869
IPO related expenses		997	—
Gain on forgiveness of debt		(5,000)	—
Gain on sale of asset		—	8
Other non-GAAP financial data:
Adjusted EBITDA	[3]	$16,911	$22,428
Liquidity and Capital Resources
Trends in Our Business
The following trends have contributed to the results of our operations, and we anticipate that they will continue to affect our future results:
•There is a growing trend towards at home dining and mobility-oriented e-commerce, food delivery and take-out dining. We believe this trend will have a positive impact on our results of operations, as more of our customers will require packaging and containers to meet the demands of their increased food delivery and take-out dining consumers.
•Environmental concerns regarding disposable products broadly have resulted in a number of significant changes that are specific to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products.
3 In addition to net income presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP.

Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

Adjusted EBITDA is a financial measure equal to net income (loss) excluding (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) IPO related expenses, and (v) gain on forgiveness of debt. We present Adjusted EBITDA as a supplemental measure of our financial performance. Management and our board of directors have begun to use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes items that may not be reflective of, or are unrelated to, our core operating performance, and may assist investors with comparisons to prior periods and assessing trends in our underlying businesses. We have begun to reference Adjusted EBITDA in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, we have based certain of our forward-looking estimates and budgets on Adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation of or as a substitute for analyzing our results as reported under GAAP.

•Changes in freight carrier costs related to the shipment of our products, especially relating to overseas shipments. We believe this trend can have either a positive or a negative impact on our results of operations, depending on whether such freight costs increase or decrease.
•U.S foreign trade policy continues to evolve, such as the imposition of tariffs on a number of imported food-service disposable products, including those imported from China. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to source our raw materials or manufactured products from countries where tariffs have not been imposed by the current U.S. administration.
•The cost of the raw materials used to manufacture our products, in particular polyethylene terephthalate, or PET, plastic resin, will continue to fluctuate. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether PET plastic resin costs increase or decrease.
With the onset of the COVID-19 global pandemic, we began to supply personal protective equipment related products to our customers. We anticipate that this growing trend of personal protective equipment related products will continue to have a positive impact on our results of operations as more of our customers will require personal protective equipment to meet the safety requirements of their employees and consumers; however, we believe that our sale of such products will constitute a decreasing percentage of our net sales and gross profit moving forward. Since its peak in April 2020, personal protective equipment related products have declined to approximately under 1% of net sales for the first two fiscal quarters of 2021.
The following table summarizes total current assets, liabilities and working capital at June 30, 2021 compared to December 31, 2020:

	June 30, 2021	December 31, 2020	Increase (decrease)
	(in thousands)
Current assets	$105,959	$79,777	$26,182
Current liabilities	40,137	43,137	(3,000)
Working capital	$65,822	$36,640	$29,182
As of June 30, 2021, we had a working capital of $65.8 million as compared to working capital of $36.6 million at December 31, 2020, representing an increase in working capital of $29.2 million, or 80%. Working capital has improved from prior year due to increase in accounts receivable stemming from increase in sales and increase in inventories to accommodate higher demand due to the reopening of the economy.
We anticipate funding our operations for the next twelve months using available cash, cash flow generated from operations, availability under lines of credit of $35.9 million as of June 30, 2021 with existing financial institutions, and proceeds from our initial public offering that occurred in April 2021.
As of June 30, 2021, we had cash and cash equivalents of approximately $7.7 million. Based on projections of growth in revenue and operating results in the coming year, the available cash held by us and availability under existing lines of credit, we believe that we will have sufficient cash resources to finance our operations, service any maturing debt and lease obligations, and expected capital expenditures of $6.3 million for at least the next twelve months. Depending on our growth and results of operations, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. As our debt or credit facilities become due, we need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business, and other factors, many of which are beyond our control.

Cash Flows
The following table summarizes cash flow for the six months ended June 30, 2021 and 2020:

Cash flows data:	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	(2,687)	8,743
Net cash used in investing activities	(4,839)	(30,970)
Net cash provided by financing activities.	14,760	23,993
Net change in cash and cash equivalents	7,234	1,766
Cash flows (used in) provided by operating activities. For the six months ended June 30, 2021, net cash used in operating activities was $2.7 million, primarily the result of net income of $12.4 million, adjusted for certain non-cash items totaling $1.0 million, consisting of depreciation and amortization and changes in fair value of interest rate swaps. In addition, cash decreased $14.1 million, primarily due to both the increase in purchases of inventories to accommodate higher demand due to the reopening of the economy and accounts receivable stemming from increase in sales. For the six months ended June 30, 2020, net cash provided by operating activities was $8.7 million, primarily due to a decrease in cash of $8.0 million due to changes in working capital which was partially offset by net income of $10.5 million, adjusted for certain non-cash items of an aggregate $6.3 million consisting of depreciation and amortization, provision for bad debt, and changes in fair value of interest rate swaps.
Cash flows used in investing activities. Net cash used in investing activities for six months ended June 30, 2021 was $4.8 million, which was driven by the purchase of manufacturing equipment for our Texas facility totaling $1.0 million, deposits paid for additional manufacturing equipment of $3.0 million, and cash paid of $0.9 million for our acquisition of Pacific Cup, Inc. Net cash used in investing activities for six months ended June 30, 2020 was $31.0 million, which was driven by the purchase of manufacturing equipment and construction of the facility in New Jersey totaling $27.4 million and deposits paid for additional manufacturing equipment of $3.6 million.
At June 30, 2021, the Company has commitments for capital expenditures, which the Company does not anticipate to exceed $6.3 million, primarily related to the purchase of manufacturing equipment for the Texas facility. The Company believes that cash-on-hand and access to unused borrowing capacity combined with cash flow from operations will be sufficient to fund the Company’s commitments.
Cash flows provided by financing activities. Net cash provided in financing activities for the six months ended June 30, 2021 was $14.8 million, which was a result of net proceeds from issuance of common stock in connection with our initial public offering of $67.6 million, offset by payments on debts of $54.3 million. Net cash provided by financing activities for the six months ended June 30, 2020 was $24.0 million, which was a result of proceeds from issuance debt of $24.5 million. During the six months ended June 30, 2020, we paid cash distributions to shareholders of $0.7 million,
Financing Arrangements
Business Loan Agreements
On March 17, 2020, one of our subsidiaries, as the borrower, Alan Yu, Marvin Cheng, and the company, each as guarantors, and Hanmi Bank, in its capacity as lender, entered into a business loan agreement and related promissory note for a $3.0 million term loan that expires June 17, 2025. Principal and interest payments of $54,623 are due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues based on the prime rate plus margin of 0.25% (3.50% as of June 30, 2021 and December 31, 2020). The loan is secured by the borrower’s assets. In accordance with the business loan agreement, the borrower must comply with certain financial reporting requirements and financial covenants, including maintaining a minimum debt service coverage ratio (as defined in the business loan agreement) of not less than 1.20 to 1.00 at all times, tested annually. As of June 30, 2021, the Company paid off this term loan with proceeds from its initial public offering.
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
As of June 30, 2021, we were in compliance with the covenants included in the business loan agreements described above.
Line of Credit
One of our subsidiaries, as the borrower, and Hanmi Bank, in its capacity as lender, previously entered into a business loan agreement and associated documents. The loan was evidenced by a promissory note executed by the borrower. The line of credit had an initial maturity date of February 23, 2019. The agreement was amended prior to maturity to extend the maturity date to May 2019. In May 2019, the line of credit was amended again to extend the maturity date to May 2021 and increased the maximum borrowing from $25 million to $30 million. Interest accrues at an annual rate of prime less 0.25% subject to a minimum of 3.75% (3.75% at June 30, 2021 and December 31, 2020) and is payable monthly. In September 2019, the maximum borrowing was further increased from $30 million to $40 million. On July 9, 2020, one of our subsidiaries, as the borrower, Mr. Yu, Mr. Cheng, and the company, each as guarantors, and Hanmi Bank, in its capacity as lender, entered into a business loan agreement and associated documents to change the terms of the existing indebtedness under the line of credit. The line of credit was amended again to extend the maturity date to May 2022. Approximately $3.2 and $33.2 million of borrowings were outstanding as of June 30, 2021 and December 31, 2020, respectively, under the line of credit. The amount that can be borrowed is subject to a borrowing base that is calculated as a percentage of the borrower’s accounts receivable and inventory balances measured monthly. The loan is secured by the borrower’s assets. In accordance with the line of credit agreement, the borrower must comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (each as defined in the line of credit). The line of credit also includes certain standby letter of credit sublimits. The amounts issued under the standby letter of credit was $900,000 as of June 30, 2021 and December 31, 2020.
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
As of June 30, 2021, we were in compliance with the covenants included in the line of credit described above.
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
The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The proceeds were used for purposes consistent with the PPP. The Company applied for the forgiveness of the PPP loan. On June 10, 2021, the Company was granted loan forgiveness, in whole, by meeting the conditions for use of loan proceeds. The loan forgiveness of $5.0 million was recorded as gain on forgiveness of debt in the income statement for the three months and six months ended June 30, 2021.
For additional information on our financing arrangement see Note 8 of our condensed consolidated financial statements included elsewhere in this report.

Commitments and Contractual Obligation
The table below sets forth our enforceable and legally binding obligations as of June 30, 2021, for the categories described below. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below.
Payments Due by Period

	Less than		More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	(in thousands)
Long-term debt(1)	$37,150	$711	$1,525	$15,785	$19,129
Line of credit	3,239	3,239	—	—	—
Interest on long-term debt and line of credit(1)	10,838	1,905	3,487	2,677	2,769
Operating leases(2)	36,542	6,531	13,267	7,483	9,261
Capital lease obligations including interest	463	322	139	2	—
Capital expenditures(3)	34,070	3,200	13,290	17,580	—
Total	$122,302	$15,908	$31,708	$43,527	$31,159
_______________________
(1)These amounts represent estimated future principal payments related to our long-term debt. Interest represents estimated future interest payments as of June 30, 2021, assuming our long-term debt and line of credit is held to maturity. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.
(2)We enter into operating leases in the normal course of business under various operating lease agreements with various terms and conditions, expiring at various dates through 2028. We lease some of our operating facilities, as well as other property and equipment, under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. These amounts do not include month-to-month leases. These amounts include lease payments to our variable interest entity of $3.5 million, $7.3 million, $6.5 million, and $7.4 million for the respective payments due by period above. Although we are contractually obligated to make these payments to our variable interest entity, as a result of consolidating our variable interest entity due to it being the primary beneficiary, these payments will be eliminated upon consolidation and will not have an impact on our condensed consolidated financial statements.
(3)These amounts represent estimated future capital expenditures and do not represent any commitment by the Company as of June 30, 2021 except for a maximum of $3.2 million primarily related to the purchase of manufacturing equipment for the Texas facility. Future capital expenditures could differ materially from the amounts forecasted due to future operational and financing needs, market factors and other currently unanticipated events.
Effect on Inflation
The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to minimize the impact of increased costs by increasing prices for our products and diversifying our purchases from different suppliers, to the extent permitted by contracts and competition.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2021 and December 31, 2020. Letters of credits outstanding as of June 30, 2021 and December 31, 2020 was $900,000.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates. We believe estimates that are significant to our financial statements for the periods ended June 30, 2021 and 2020 include stock-based compensation, allowance for doubtful accounts, reserve for slow-moving and obsolete inventory, deferred taxes, and estimated useful lives of property, plant and equipment.
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
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, varying from three to 40 years or, when applicable, the life of the lease, whichever is shorter. Impairment charges, if any, are included in operating expenses in the condensed consolidated statements of income.
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

Subsequent Events
On July 7, 2021, the Company acquired a warehouse building located in Summerville, SC for $1.1 million. Upon closing, we added an additional distribution facility in South Carolina. We expect the facility will be ready to use by September 2021 as an additional distribution facility in South Carolina.
Item 3.Quantitative and Qualitative Disclosure About Market Risk
This item is not applicable as we are currently considered a smaller reporting company.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
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

PART II - OTHER INFORMATION
Item 1.Legal Proceedings.
We are not a party to any material legal proceedings.
Item 1A.Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in our Registration Statement on Form S-1, as amended (Registration No. 333-253270), as filed with the SEC on April 6, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
None.
Item 6.Exhibits.

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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARAT PACKAGING INC.
Date: August 13, 2021

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021

	By:	/s/ Ann T. Sabahat
Ann T. Sabahat
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)