Form 10-Q
period 2021-09-30
Karat Packaging Inc.
filed 2021-11-12
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

(626) 965-8882
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	KRT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on November 12, 2021 was 19,799,424 shares.

i

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

Financial Statements

	September 30, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents (including $0.7 million and $0.1 million associated with variable interest entity at September 30, 2021 and December 31, 2020)	$1,679	$448
Accounts receivable, net of allowance for doubtful accounts of $0.3 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively (including $0.0 and $0.0 million associated with variable interest entity at September 30, 2021 and December 31, 2020)	33,276	23,838
Inventories	60,207	48,961
Prepaid expenses and other current assets (including $0.1 million and $0.1 million associated with variable interest entity at September 30, 2021 and December 31, 2020)	5,690	6,530
Total current assets	100,852	79,777
Property and equipment, net (including $46.9 million and $47.8 million associated with variable interest entity at September 30, 2021 and December 31, 2020, respectively)	94,041	95,533
Deposits	4,237	2,456
Goodwill	3,510	3,113
Intangible assets, net	387	—
Deferred tax asset	64	64
Other assets (including $0.0 million and $0.1 million associated with variable interest entity at September 30, 2021 and December 31, 2020)	399	161
Total assets	$203,490	$181,104

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable (including $0.0 million and $0.6 million associated with variable interest entity at September 30, 2021 and December 31, 2020, respectively)	$19,028	$20,069
Accrued expenses (including $0.4 million and $0.1 million associated with variable interest entity at September 30, 2021 and December 31, 2020, respectively)	8,161	4,959
Related party payable	2,611	5,038
Credit cards payable	131	794
Income taxes payable	106	41
Customer deposits (including $0.1 million and $0 million associated with variable interest entity at September 30, 2021 and December 31, 2020)	1,125	551
Capital leases, current portion	186	321
Debt, current portion (including $1.2 million and $0.7 million associated with variable interest entity at September 30, 2021 and December 31, 2020)	1,166	11,364
Total current liabilities	32,514	43,137

	September 30, 2021	December 31, 2020
Deferred tax liability	6,181	6,181
Line of credit	—	33,169
Long-term debt, net of current portion and debt discount of $0.2 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively (including $35.6 million and $36.7 million associated with variable interest entity at September 30, 2021 and December 31, 2020, respectively, and debt discount of $0.2 million and $0.1 million associated with variable interest entity at September 30, 2021 and December 31, 2020, respectively)	35,629	53,410
Capital leases, net of current portion	106	290
Other liabilities (including $2.9 million and $3.9 million associated with variable interest entity at September 30, 2021 and December 31, 2020, respectively)	4,051	5,049
Total liabilities	78,481	141,236

Commitments and Contingencies (Note 13)	—	—

Karat Packaging Inc. stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,737,500 and 19,714,500 shares issued and outstanding, respectively, at September 30, 2021; 15,190,000 and 15,167,000 shares issued and outstanding, respectively, at December 31, 2020	20	15
Additional paid in capital	82,656	13,981
Treasury stock, $0.001 par value, 23,000 and 23,000 shares on September 30, 2021 and December 31, 2020, respectively	(248)	(248)
Retained earnings	33,805	18,656
Total Karat Packaging Inc. stockholders’ equity	116,233	32,404
Noncontrolling interest	8,776	7,464
Total stockholders’ equity	125,009	39,868
Total liabilities and stockholders’ equity	$203,490	$181,104
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$102,711	$76,317	$272,910	$225,137
Cost of goods sold	72,918	53,286	193,393	155,308
Gross profit	29,793	23,031	79,517	69,829

Operating expenses:
Selling expense	9,855	6,112	24,026	16,241
General and administrative expense (including $0.7 million and $0.8 million associated with variable interest entity for the three months ended September 30, 2021 and 2020, respectively; and $2.0 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively, associated with variable interest entity)	14,573	9,877	39,485	27,948
Total operating expenses	24,428	15,989	63,511	44,189
Operating income	5,365	7,042	16,006	25,640

Other income (expense)
Rental income (including $0.2 million and $0.0 associated with variable interest entity for the three months ended September 30, 2021 and 2020, respectively; and $0.7 million and $0.0 for the nine months ended September 30, 2021 and 2020, respectively, associated with variable interest entity)	246	66	738	66
Other income	101	24	223	86
Loss on foreign currency transactions	(63)	(268)	(347)	(377)
Interest expense (including $0.3 million and $0.3 million associated with variable interest entity for the three months ended September 30, 2021 and 2020, respectively; and $0.3 million and $2.9 million for the nine months ended September 30, 2021 and 2020, respectively, associated with variable interest entity)	(308)	(847)	(1,158)	(4,858)
Gain on forgiveness of debt	—	—	5,000	—
Total other income (expense)	(24)	(1,025)	4,456	(5,083)
Income before provision for income tax	5,341	6,017	20,462	20,557

Provision for income tax	1,268	1,451	4,001	5,483

Net income	$4,073	$4,566	$16,461	$15,074

Net income (loss) attributable to noncontrolling interest	$287	$494	$1,312	$(1,521)

Net income attributable to Karat Packaging Inc.	$3,786	$4,072	$15,149	$16,595

Basic and diluted earnings per share:
Basic	$0.19	$0.27	$0.84	$1.09
Diluted	$0.19	$0.26	$0.84	$1.07

Weighted average common shares outstanding, basic	19,710,043	15,180,879	17,945,205	15,185,440
Weighted average common shares outstanding, diluted	19,881,295	15,451,879	18,110,127	15,456,440
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	15,190,000	$15	—	$—	$13,981	$1,745	$15,741	$8,313	$24,054
Net income (loss)	—	—	—	—	—	2,451	2,451	(1,884)	567
Balance, March 31, 2020	15,190,000	$15	$—	$—	$13,981	$4,196	$18,192	$6,429	$24,621
Treasury stock acquired	—	—	(10,000)	(107)	—	—	(107)	—	(107)
Cash dividends	—	—	—	—	—	(607)	(607)	—	(607)
Net income (loss)	—	—	—	—	—	10,072	10,072	(131)	9,941
Balance, June 30, 2020	15,190,000	$15	(10,000)	$(107)	$13,981	$13,661	$27,550	$6,298	$33,848
Treasury stock acquired	—	—	(13,000)	(141)	—	—	(141)	—	(141)
Cash dividends	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	4,072	4,072	494	4,566
Balance, September 30, 2020	15,190,000	$15	(23,000)	$(248)	$13,981	$17,733	$31,481	$6,792	$38,273

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	15,190,000	$15	(23,000)	$(248)	$13,981	$18,656	$32,404	$7,464	$39,868
Net income	—	—	—	—	—	1,780	1,780	1,270	3,050
Balance, March 31, 2021	15,190,000	$15	(23,000)	$(248)	$13,981	$20,436	$34,184	$8,734	$42,918
Issuance of common stock in connection with our initial public offering, net of issuance costs of $5,088	4,542,500	5	—	—	67,587	—	67,592	—	67,592
Stock-based compensation	—	—	—	—	240	—	240	—	240
Net income	—	—	—	—	—	9,583	9,583	(245)	9,338
Balance, June 30, 2021	19,732,500	$20	(23,000)	$(248)	$81,808	$30,019	$111,599	$8,489	$120,088
Stock-based compensation	—	—	—	—	848	—	848	—	848
Issuance of common stock upon vesting of restricted stock units	5,000	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,786	3,786	287	4,073
Balance, September 30, 2021	19,737,500	$20	(23,000)	$(248)	$82,656	$33,805	$116,233	$8,776	$125,009
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$16,461	$15,074
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,477	6,103
Provision for bad debt	—	98
Reserve for inventory obsolescence	133	—
Gain on sales of asset	—	(19)
Change in fair value of interest rate swap	(1,298)	2,028
Amortization of loan fees	9	9
Stock-based compensation	1,088	—
Gain on forgiveness of PPP loan	(5,000)	—
(Increase) decrease in operating assets
Accounts receivable	(9,438)	(2,458)
Inventories	(11,226)	(13,187)
Prepaid expenses and other current assets	840	(2,332)
Due from affiliated companies	—	(840)
Deposits	(64)	1,739
Other assets	(238)	—
Increase (decrease) in operating liabilities
Accounts payable	(1,041)	801
Accrued expenses	3,202	1,069
Related party payable	(2,427)	1,170
Credit cards payable	(663)	(317)
Income taxes payable	65	3,088
Customer deposits	574	(11)
Other liabilities	300	285
Net cash (used in) provided by operating activities	$(1,246)	$12,300
Cash flows from investing activities
Purchases of property and equipment	(3,947)	(27,621)
Proceeds on disposal of property and equipment	—	24
Deposits paid for property and equipment	(3,792)	(5,640)
Effect on initial consolidation of Lollicup Franchising Inc, net of cash acquired	—	(893)
Acquisition of Pacific Cup, Inc., net of cash acquired	(900)	—
Net cash used in investing activities	$(8,639)	$(34,130)
Cash flows from financing activities
Proceeds from line of credit	1,470	5,190
Payments on line of credit	(34,639)	—
Proceeds from long-term debt, net of issuance cost	15,997	24,542
Payments on long-term debt	(38,985)	(5,497)
Issuance of common stock in connection with initial public offering, net of issuance costs	67,592	—
Dividends paid to shareholders	—	(607)
Payments on capital lease obligations	(319)	(285)
Treasury stock acquired	—	(248)
Net cash provided by financing activities	$11,116	$23,095
Net increase in cash and cash equivalents	1,231	1,265

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents
Beginning of year	$448	$802
End of year	$1,679	$2,067
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$23
Transfers from deposit to property and equipment	$3,215	$15,749
Acquisition of Pacific Cup, Inc. included within deposits	$100	$—
Forgiveness of PPP loan	$5,000	$—
Supplemental disclosures of cash flow information:
Cash paid for income tax	$3,324	$2,395
Cash paid for interest	$2,472	$2,869

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Nature of Operations
Lollicup USA Inc. (“Lollicup”) was incorporated on January 21, 2001 under the laws of the State of California as an S-corporation. Effective January 1, 2018, Lollicup elected to convert from an S-Corporation to a C-Corporation. Karat Packaging Inc. (“Karat Packaging”) was incorporated on September 26, 2018 as a Delaware corporation and became the holding company for Lollicup (collectively, the “Company”) through a share exchange with the shareholders of Lollicup.
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
The Company also supplies products to smaller chains and businesses including boutique coffee houses, bubble tea cafes, pizza parlors and frozen yogurt shops, as well as to national and regional supermarkets and convenience stores.

The Company currently operates manufacturing facilities and distribution and fulfillment center in Chino, California, Rockwall, Texas, and Kapolei, Hawaii. In addition, the Company operates three other distribution centers located in Branchburg, New Jersey, Summer, Washington and Summerville, South Carolina. The distribution and fulfillment centers are strategically located in proximity to major population centers, including the Los Angeles, New York, and Seattle metro areas. On March 1, 2021, the Company completed the acquisition of the assets of Pacific Cup Inc., a paper cup manufacturer based in Kapolei, Hawaii, which allowed the Company to expand its presence into Hawaii.
2.Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-3 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ materially from the estimates that were assumed in preparing the condensed consolidated financial statements. Estimates that are significant to the condensed consolidated financial statements include stock-based compensation, allowance for doubtful accounts, reserve for slow-moving and obsolete inventory, deferred taxes, and estimated useful lives of property and equipment, with effects of changes could result in future impairments of goodwill, intangibles, and long-lived assets.
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

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2021 and December 31, 2020, cash and cash equivalents were comprised of cash held in money market, cash on hand and cash deposited with banks.

Concentration of Credit Risk: The financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents in financial institutions, which exceed federally insured limits, short-term investments, and non-affiliated trade receivables. The Company routinely assesses the financial strength of its customers and generally does not require collateral for trade receivables. Further, the Company has money market accounts which exceeded the federally insured limits by approximately $0.4 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively.
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
Deposits: Deposits include payments made for machinery and equipment related to the Rockwall, Texas manufacturing facility. As of September 30, 2021 and December 31, 2020, the Company had deposits of approximately $3.8 million and $1.8 million, respectively, relating to machinery and equipment for this facility. Included in deposits are also payments made to the lessors of leased properties as security for the full and faithful observance of contracts, which will be refunded to the Company upon expiration or termination of the contract.
Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. An impairment exists if the undiscounted cash flows generated by the Company’s long-lived assets are less than the net book value of the related assets. If the long-lived assets are impaired, an impairment loss is recognized and measured as the amount by which the carrying value exceeds the estimated fair value of those assets. For the periods ended September 30, 2021 and September 30, 2020, management concluded that an impairment write-down was not required.
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
Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Goodwill is evaluated for impairment at least annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. As of September 30, 2021, goodwill recorded in the accompanying condensed consolidated balance sheets is related to the Company’s acquisition of Pacific Cup, Inc. and Lollicup Franchising (see Note 3). Through September 30, 2021, the Company determined no impairments have occurred.
The following table displays a roll-forward of the carrying amount of goodwill from December 31, 2020 to September 30, 2021:

Gross carrying amount
Balance at December 31, 2020	$3,113,000
Acquired through business combination	397,000
Balance at September 30, 2021	3,510,000

Accumulated impairment
Balance at December 31, 2020	—
Impairment loss recognized	—
Balance at September 30, 2021	—
Carrying amount at September 30, 2021	$3,510,000
Government Grants: Government grants are not recognized unless there is reasonable assurance that the Company and Global Wells will comply with the grants’ conditions and that the grants will be received. As of September 30, 2021 and December 31, 2020, the Company received cumulative grants of $1,200,000 and $900,000, respectively. As of September 30, 2021 and

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2020, Global Wells received cumulative grants of $1,302,000. These grants are reported as deferred income within other liabilities in the accompanying condensed consolidated balance sheets as there are conditions attached to the grants that the Company and Global Wells have not met. These conditions include requiring its facility in Rockwall, Texas to maintain a certain minimum tax value for five calendar years (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period.
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
The Company and Global Wells are exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments applicable to the Company and Global Wells is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company and Global Wells’ fixed and floating-rate borrowings. As of September 30, 2021 and December 31, 2020, Global Wells had interest rate swaps that are accounted for as a derivative instrument under ASC 815. The Company and Global Wells did not designate interest rate swaps for hedge accounting and as such, the change in fair value of interest rate swaps is recognized as interest expense in the accompanying condensed consolidated statements of income.
Variable Interest Entities: The Company has a variable interest in two entities, Global Wells and Lollicup Franchising, LLC (prior to September 30, 2020, the acquisition date, see Note 3).
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells, except for the Company’s guarantee of Global Wells’ term loans. The Company was a guarantor for Global Wells’ construction

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
loan, which provided for advances up to $21,640,000 and expired in May 2019. In May 2019, Global Wells entered into a loan agreement with a financial institution and used the proceeds from the new term loan to pay off the principal balance and accrued interest related to the construction loan. In June 2020, Global Wells entered into a loan agreement with a financial institution to purchase land and building in Branchburg, New Jersey, which was also guaranteed by the Company. The Company entered into an operating lease with Global Wells to utilize the facility in Branchburg, New Jersey. As of September 30, 2021 and December 31, 2020, total loan guaranteed by the Company related to Global Wells amounted to $37,005,000 and $37,491,000, respectively. The term loans are also guaranteed by the Company’s two significant stockholders.
The following financial information includes assets and liabilities of Global Wells and are included in the accompanying condensed consolidated balance sheets, except for those that eliminate upon consolidation:

	September 30, 2021	December 31, 2020
Cash	$689,000	$81,000
Accounts receivable	396,000	343,000
Prepaid expenses and other current assets	87,000	98,000
Property and equipment, net	46,916,000	47,826,000
Other assets	4,882,000	5,260,000
Total assets	$52,970,000	$53,608,000

Accounts payable	$29,000	$564,000
Accrued expenses	447,000	128,000
Customer deposits	82,000	—
Due to Lollicup USA Inc.	2,620,000	2,990,000
Long-term debt, current portion	1,166,000	694,000
Long-term debt, net of current portion	35,629,000	36,697,000
Other liabilities	2,851,000	3,906,000
Total liabilities	$42,824,000	$44,979,000
Lollicup Franchising, LLC
Prior to the acquisition, on September 30, 2020 (see Note 3), the Company’s two major shareholders share common ownership with Lollicup Franchising. Lollicup Franchising owns and operates one store and also licenses its name to third party store owners and operators. The Company sells inventory to Lollicup Franchising and to the licensed third-party stores. In connection with the sales to third-party stores, the Company has an incentive program with Lollicup Franchising where a certain percentage of the sales to the third-party stores are paid to Lollicup Franchising. The Company has determined that the Company held a variable interest in Lollicup Franchising, however, it was determined that the Company is not the primary beneficiary.
The Company incurred incentive program expenses of $21,000 and $79,000 for the three and nine months ended September 30, 2020, respectively, which are reported as a contra to net sales in the accompanying condensed consolidated statements of income.
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
Revenue Recognition: As the Company generates revenues from customers that include national distributors, fast food restaurants with multiple locations, small businesses, and those that purchase for individual consumption, the Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three months and nine months ended September 30, 2021 and 2020, net sales disaggregated by customer type consists of the amounts shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
National	$22,894,000	$18,426,000	$63,493,000	$50,092,000
Distributors	57,317,000	39,862,000	148,294,000	118,322,000
Online	14,644,000	8,928,000	39,790,000	26,472,000
Retail	7,856,000	9,101,000	21,333,000	30,251,000
Total Revenue	$102,711,000	$76,317,000	$272,910,000	$225,137,000
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
The transaction price is the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods to the customer. Revenue is recorded based on the total estimated transaction price, which includes fixed consideration and estimates of variable consideration. Variable consideration includes estimates of rebates and other sales incentives, cash discounts for prompt payment, consideration payable to customers for cooperative advertising and other program incentives, and sales returns. The Company estimates its variable consideration based on contract terms and historical experience of actual

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
results using the expected value method. The performance obligations are generally satisfied shortly after manufacturing and shipment as purchases made by the Company’s customers are manufactured and shipped with minimal lead time.
The Company’s contract liabilities consist of rebates and other sales incentives, consideration payable to customers for cooperative advertising and other program incentives, and sales return. As of September 30, 2021 and December 31, 2020, the contract liabilities were not considered significant to the financial statements.
Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying condensed consolidated statements of income. Shipping and handling fees billed to a customer are not deemed to be separate performance obligations as these activities occur before the customer receives the products. Shipping and handling costs included within selling expenses in the condensed consolidated statements of income for the three months ended September 30, 2021 and 2020 were $8,794,000 and $5,099,000, respectively. Shipping and handling costs included within selling expenses in the condensed consolidated statements of income for the nine months ended September 30, 2021 and 2020 were $21,285,000 and $13,164,000, respectively.
Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue.
Sales commissions are expensed as incurred due to the amortization period being less than one year and are recorded in selling expense on the accompanying consolidated statements of income.
Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included in operating expenses in the condensed consolidated statements of income were $823,000 and $336,000 for the three months ended September 30, 2021 and 2020, respectively. Advertising costs included in operating expenses in the condensed consolidated statements of income were $1,843,000 and $1,126,000 for the nine months ended September 30, 2021 and 2020, respectively.
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
The Company’s practice is to recognize potential interest and/or penalties related to income tax matters as income tax expense in the accompanying condensed consolidated statements of income. Accrued interest and penalties are included on the related tax liability in the condensed consolidated balance sheets. The Company had no uncertain tax positions as of September 30, 2021 and December 31, 2020.
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
For the three and nine months ended September 30, 2021 and 2020, respectively, purchases from the following vendor makes up greater than 10 percent of total purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Keary Global Ltd. ("Keary Global") and its affiliate, Keary International, Ltd.- related parties	13.7%	13.3%	14.3%	11%

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts due to the following vendors at September 30, 2021 and December 31, 2020 that exceed 10 percent of total accounts payable are as follows:

	September 30, 2021	December 31, 2020
Keary Global and its affiliate, Keary International - related parties	*	18%
Taizhou Fuling Plastics Co., Ltd	*	11%
Fuling Technology Co., Ltd.	24%	*
Wen Ho Industrial Co.	12%	*
*Amounts payable represented less than 10% of total accounts payable
No customer accounted for more than 10 percent of sales for the three and nine months ended September 30, 2021 and 2020, respectively. No customer accounted for more than 10 percent of accounts receivable as of September 30, 2021 and December 31, 2020.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2021 and December 31, 2020, the Company has financial instruments classified within the fair value hierarchy, which consist of the following:
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
The following table summarizes the Company’s fair value measurements by level at September 30, 2021 for the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2		Level 3
Cash equivalents	$699,000	$—		$—
Interest rate swaps	—	(1,549,000)	*	—
Fair value, September 30, 2021	$699,000	$(1,549,000)		$—
*See Note 9 for further discussion on interest rate swaps.
The following table summarizes the Company’s fair value measurements by level at December 31, 2020 for the assets and liabilities measured at fair value on a recurring basis:

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt and line of credit at September 30, 2021 and December 31, 2020 approximates fair value because the interest rate approximates the current market interest rate. The fair value of these financial instruments was determined using level 2 inputs.
Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of operations. The Company recorded a loss on foreign currency transactions of $63,000 and $268,000 for the three months ended September 30, 2021 and 2020, respectively. The Company recorded a loss on foreign currency transactions of $347,000 and $377,000 for the nine months ended September 30, 2021 and 2020, respectively.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Stock-based compensation expense is based on awards that ultimately vest. Forfeitures are accounted for as they occur. The Company has elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as separate awards and recognizes stock-based compensation expense over the requisite service period using the graded vesting attribution method.
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense, and its net loss could have been significantly different.
New and Recently Adopted Accounting Standards: The Company is an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and as such, the Company have elected to take advantage of certain reduced public company reporting requirements. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards, as a result, the Company will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for private companies.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The guidance in this ASU eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public entities, the amendments in this Update are effective for fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendment is permitted. As part of the IPO relief provided to emerging growth companies ("EGC"), an EGC may elect to adopt new standards on the timeline afforded a private company. The Company elects to adopt the new standard in annual reporting period beginning after December 15, 2021, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table summarizes the assets acquired as a result of this acquisition:

Inventories	$153,000
Property and equipment	50,000
Customer relationships	400,000
Goodwill	397,000
Total assets acquired	$1,000,000

4.Inventories
Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$17,092,000	$4,251,000
Work in progress	—	133,000
Finished goods	43,790,000	45,252,000
Subtotal	60,882,000	49,636,000
Less inventory reserve	(675,000)	(675,000)
Total inventories	$60,207,000	$48,961,000

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.Property and Equipment
Property and equipment, net consist of the following:

	September 30, 2021	December 31, 2020
Machinery and equipment	$59,975,000	$55,528,000
Leasehold improvements	17,955,000	17,832,000
Vehicles	4,471,000	3,447,000
Furniture and fixtures	903,000	851,000
Building	35,237,000	34,134,000
Land	11,907,000	11,907,000
Property held under capital leases	828,000	1,607,000
Computer hardware and software	548,000	546,000
	131,824,000	125,852,000
Less accumulated depreciation	(37,783,000)	(30,319,000)
Total property and equipment, net	$94,041,000	$95,533,000
Depreciation and amortization expense were $2,528,000 and $2,234,000 for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense were $7,464,000 and $6,103,000 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense are reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which are included in cost of goods sold on the accompanying condensed consolidated statements of income.
6.Line of Credit
The Company has a line of credit with a lender with an initial maturity date of February 23, 2019. The agreement was amended prior to maturity to extend the maturity date to May 2019. In May 2019, the line of credit was amended again to extend the maturity date to May 2021 and increase the maximum borrowing from $25,000,000 to $30,000,000. Interest accrues at an annual rate of prime less 0.25% with a minimum floor of 3.25% (3.75% at September 30, 2021 and December 31, 2020). In September 2019, the Company further increased the maximum borrowing from $30,000,000 to $40,000,000. In July 2020, the line of credit was amended again to extend the maturity date to May 2022. The Company has $0.0 and $33,169,000 of line of credit borrowings as of September 30, 2021 and December 31, 2020, respectively. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the line of credit and interest is payable monthly. The amount that can be borrowed is subject to a borrowing base that is calculated as a percentage of the accounts receivable and inventory balances measured monthly. As of September 30, 2021 and December 31, 2020, the maximum amount that can be borrowed based on the borrowing base is $40,000,000 and $34,668,000, respectively. The loan is secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the line of credit agreement, the Company must comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. As of September 30, 2021 and December 31, 2020, the Company was in compliance with the financial covenants. The line of credit also includes a standby letter of credit sub-limit. The amounts issued under the standby letter of credit was $0 as of September 30, 2021 and December 31, 2020.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	September 30, 2021	December 31, 2020
Accrued expenses	$3,171,000	$1,796,000
Accrued interest	40,000	199,000
Accrued payroll	1,371,000	1,253,000
Accrued vacation and sick pay	630,000	496,000
Accrued shipping expenses	1,859,000	433,000
Accrued professional services fees	724,000	481,000
Deferred rent liability	366,000	301,000

Total accrued expenses	$8,161,000	$4,959,000

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.Long-Term Debt
Long-Term debt consists of the following:

	September 30, 2021	December 31, 2020
A promissory note that allowed for advances up to $5,000,000 through March 2018, at which point it converted to a term loan. Outstanding principal balance of $4,814,677 was converted in March 2018, maturing in March 2023. Principal and interest payment of $90,815 due monthly at the fixed rate of 4.98%. The loan was secured by certain machinery and equipment. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum fixed charge coverage ratio and net income.	$—	$2,322,000

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
	—	7,450,000

A $2,130,000 term loan that expired April 30, 2021. Principal and interest payment of $55,539 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues based on prime rate (3.25% as of December 31, 2020). The loan was secured by the company’s assets and guaranteed by the company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.	—	212,000

A $935,000 term loan that expires December 31, 2021. Principal and interest payment of $19,834 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues at a fixed rate of 3.50%. The loan was secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.	—	234,000

Subtotal, continue on following page	$—	$10,218,000

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2021	December 31, 2020
Subtotal from previous page	$—	$10,218,000

An equipment loan with a draw down period ended May 31, 2019 for up to $10,000,000. After the draw period, the outstanding principal balance is converted to a term loan payable, maturing on May 31, 2024. The first principal and interest payment  commenced in July 2019. Interest accrued based on prime rate (3.25% at December 31, 2020). The loan was secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain fixed financial covenants, including a fixed charge coverage ratio and a minimum tangible net worth.
	—	7,000,000

A $3,000,000 term loan that expires December 2024. Interest only payment due for the first six months. Principal and interest payment of $57,769 due monthly beginning January 2020 with the remaining principal and unpaid interest due at maturity. Interest accrued at prime rate plus 0.25% (3.50% at December 31, 2020).The loan was secured the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, debt service charge ratio, and debt to EBITDA rolling ratio.
	—	2,444,000

A $21,580,000 term loan that matures in May 2029. Interest accrues at prime rate less 0.25% (3.00% at December 31, 2020) and principal payments ranging from $24,356 to $39,581 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan was collateralized by substantially all of the Company’s and Global Well’s assets and was guaranteed by the Company and its stockholders. The Company incurred debt issuance costs of approximately $119,000, which is reported as a reduction of the carrying value of debt on the accompanying consolidated balance sheet.
	20,890,000	21,130,000

A $3,000,000 term loan that expires June 17, 2025. Principal and interest payment of $54,623 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues based on prime rate plus margin of 0.25% (3.50% as of December 31, 2020). The loan was secured by the company’s assets and guaranteed  by the company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.
	—	2,723,000

A $5,000,000 Paycheck Protection Program loan that expires April 16, 2022. Interest accrues at 1.0%.	—	5,000,000

Subtotal, continue on following page	$20,890,000	$48,515,000

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2021	December 31, 2020
Subtotal from previous page	$20,890,000	$48,515,000

A $16,540,000 term loan that matures June 30, 2025. Interest accrues at 4.5% fixed and principal payments ranging from $30,524 to $37,720 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of the Company’s and Global Well’s assets and is guaranteed by the Company and its stockholders. This loan was refinanced in September 2021 (see below).	—	16,361,000

A $23,000,000 term loan that matures September 30, 2026, with the initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022. Interest accrues at a fixed rate of 3.5%. Principal and interest payments of $115,766 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells' assets and is guaranteed by Global Wells and one of the Company's stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
	16,115,000	—

Long-term debt	37,005,000	64,876,000
Less: unamortized loan fees	(210,000)	(102,000)
Less: current portion	(1,166,000)	(11,364,000)
Long-term debt, net of current portion	$35,629,000	$53,410,000
At September 30, 2021, future maturities :

2021 (remainder)	$288,000
2022	1,178,000
2023	1,224,000
2024	1,276,000
2025	1,333,000
Thereafter	31,706,000
Total	$37,005,000
The Company was in compliance with all its financial covenants as of September 30, 2021 and December 31, 2020.
On April 16, 2020, the Company received loan proceeds in the amount of $5 million under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are potentially forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
eligibility requirements for the PPP loan were satisfied, it is later determined that the Company is ineligible to receive the PPP loan, it may be required to repay the PPP loan in its entirety and/or be subject to additional penalties.
The Company applied for the forgiveness of the PPP loan. On June 10, 2021, the Company was granted loan forgiveness, in whole, by meeting the conditions for use of loan proceeds. The loan forgiveness of $5.0 million was recorded as gain on forgiveness of debt in the accompanying condensed consolidated statements of income.
9.Interest Rate Swaps
In June 2019, Global Wells entered into a ten years floating-to-fixed interest-rate swap, with an effective date of June 13, 2019, that is based on the prime rate versus a 5.05% fixed rate. The notional value was $21,580,000 as of June 30, 2019. The payment dates are the fifth day of the month beginning July 5, 2019 to the termination date of May 4, 2029. As of September 30, 2021 and December 31, 2020, the fair value of the interest rate swap was $1,549,000 and $2,604,000, respectively, which is reported as other liabilities in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2021 and 2020, Global Wells recognized approximately $155,000 and $222,000 as interest income, respectively, related to change in fair value of this interest rate swap. For the nine months ended September 30, 2021 and 2020, Global Wells recognized approximately $1,055,000 as interest income and $1,875,000 as interest expense, respectively, related to change in fair value of this interest rate swap.
In June 2019, the Company also entered into a five years floating-to-fixed interest-rate swap, with an effective date of June 3, 2019, that is based on the prime rate versus 5.19% fixed rate. The notional was $10,000,000 as of June 30, 2019. The payment dates are the fifth day of the month beginning July 5, 2019 to the termination date of May 31, 2024. As of September 30, 2021 and December 31, 2020, the fair value of the interest rate swap was $0 and $243,000, respectively, which is reported as other liabilities in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2021 and 2020, the Company recognized approximately $0 and $48,000 as interest expense, respectively, related to change in fair value of this interest rate swap. For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $47,000 as interest income and $153,000 as interest expense, respectively, related to change in fair value of this interest rate swap. In April 2021, the Company terminated the interest rate swap with a notional amount of $10,000,000, recognizing $196,200 in swap termination fee, which was included in the net interest income recognized in the condensed consolidated statements of income for the nine months ended September 30, 2021.
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
11.Stock-based Compensation
In January 2019, the Company’s Board of Directors adopted the 2019 Stock Incentive Plan (the “Plan”). A total of 2,000,000 shares of common stock were authorized and reserved for issuance under the Plan in the form of incentive or nonqualified stock options and stock awards. A committee appointed by the Board of Directors of the Company determines the terms and conditions of each grant under the Plan. Employees, directors, and consultants are eligible to receive stock options and stock awards under the Plan. The aggregate number of shares available under the Plan and the number of shares subject to outstanding options may be increased or decreased by the Plan administrator to reflect any changes in the outstanding common stock by reason of any recapitalization, reorganization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock or similar transaction.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended September 30, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,000	$10.00	8.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited	—	—
Outstanding at September 30, 2021	15,000	$10.00	7.3	$—
Expected to vest at September 30, 2021	15,000	$10.00	7.3	$—
Exercisable at September 30, 2021	—	—	0.0	$—
In September 2021, the Company's Board of Directors accelerated the vesting of all outstanding stock options to vest immediately on October 15, 2021. Accordingly, the acceleration of the options vesting was treated as an award modification under ASC 718, resulting in an additional stock-based compensation expense of approximately $5,000 recognized for the three and nine months ended September 30, 2021. At September 30, 2021, total remaining stock-based compensation expense for unvested stock options is approximately $12,752.
Restricted stock
The Company issued restricted stock units to employees of the Company. The following table summarizes the unvested restricted stock units for the period ended September 30, 2021:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	256,000	$10.00
Granted	40,000	17.98
Vested	(5,000)	18.56
Forfeited	(51,250)	11.03
Unvested at September 30, 2021	239,750	$11.11
The restricted stock units and stock options granted are subjected to vesting conditions contingent upon the closing of an initial public offering of the Company. In September 2021, the Company's Board of Directors accelerated the vesting of the Company's restricted stock units, with each tranche of award vesting 6 months earlier than the original vesting date. The acceleration of the restricted stock units vesting was treated as an award modification under ASC 718, resulting in an additional

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
stock-based compensation expense of approximately $411,000 recognized for the three and nine months ended September 30, 2021.
For the three months ended September 30, 2021 and 2020, the Company recognized a total of $0.8 million and $0 stock-based compensation expense. For the nine months ended September 30, 2021 and 2020, the Company recognized $1.1 million and $0 stock-based compensation expense, respectively. The restricted stock units and stock options granted began vesting on April 15, 2021, which is the date of closing of the Company’s initial public offering. The company is recognizing stock-based compensation over the vesting period, which is generally over 3 years for the restricted stock units and 1 year for the stock options.
At September 30, 2021, total remaining stock-based compensation expense for unvested restricted stock units is approximately $1.7 million.
12.Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to Karat Packaging for the year by the weighted average number of common shares outstanding during the related period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Karat Packaging Inc.	$3,786,000	$4,072,000	$15,149,000	$16,595,000

Weighted average number of common shares in issue	19,710,043	15,180,879	17,945,205	15,185,440

Basic earnings per share	$0.19	$0.27	$0.84	$1.09
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Karat Packaging Inc.	$3,786,000	$4,072,000	$15,149,000	$16,595,000

Weighted average number of common shares in issue	19,710,043	15,180,879	17,945,205	15,185,440
Dilutive shares
Stock options and restricted stock units	171,252	271,000	164,922	271,000
Adjusted weighted average number of common shares	19,881,295	15,451,879	18,110,127	15,456,440

Diluted earnings per share	$0.19	$0.26	$0.84	$1.07
For the period ended September 30, 2021, a total of 89,828 shares of potentially dilutive shares have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.

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
At September 30, 2021, approximate future minimum lease obligations, which includes payment to Global Wells under certain lease arrangements as described above, are as follows:

2021 (remainder)	$1,634,000
2022	6,603,000
2023	6,696,000
2024	5,513,000
2025	3,743,000
Thereafter	10,731,000
Total	$34,920,000
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
14.Related Party Transactions
Lollicup Franchising was determined to be a related party by virtue of common ownership from January 1, 2020 to August 31, 2020. The Company acquired all of the membership interest of Lollicup Franchising from the Company’s two primary shareholders for $900,000 in September 2020. Lollicup Franchising is a wholly-owned subsidiary of the Company and this balance is eliminated upon consolidation as of September 30, 2020 (see Note 3). Sales for the three months and nine months ended September 30, 2020 to this related party were $4,000 and $23,000, respectively. The Company has incurred incentive program expenses of $21,000 and $79,000 for the three and nine months ended September 30, 2020, respectively.
As a minority stockholder of the Company, Keary Global owns 250,004 shares of common stock as of September 30, 2021, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At September 30, 2021 and December 31, 2020, the Company has accounts payable due to Keary Global and Keary International, of $2,611,000 and $5,038,000, respectively. Purchases for the three months ended September 30, 2021 and 2020 from this related party were $12,248,000 and $8,815,000, respectively. Purchases for the nine months ended September 30, 2021 and 2020 from this related party were $25,780,000 and $20,625,000, respectively.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.Income Taxes
In determining the interim provision for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income and adds the tax effects of any discrete items in the reporting period in which they occur.
For the three and nine months ended September 30, 2021 and 2020, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to exclusion of non-controlling interest income, state taxes, permanent book tax differences, and income tax credits. For the three months ended September 30, 2021 and 2020, the Company's income tax expense was $1.3 million and $1.5 million, with effective tax rate of 23.7% and 24.1%, respectively. For the nine months ended September 30, 2021 and 2020, the Company’s income tax expense was $4.0 million and $5.5 million, with effective tax rates of 19.6% and 26.7%, respectively. On June 10, 2021, the Company was granted PPP loan forgiveness of $5.0 million, in whole, by meeting the conditions for use of loan proceeds. The Company recorded the loan forgiveness as a gain on forgiveness of debt in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2021. The effective tax rate was lowered by 3.9% from 23.5%, for the nine months ended September 30, 2021.
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
The Company accounts for uncertainties in income tax in accordance with ASC 740-10 — Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2021, the Company does not have any unrecognized tax benefits.
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
On March 10, 2021, the “American Rescue Plan Act of 2021” was signed into law by the president. The American Rescue Plan Act of 2021 provides several tax provisions. The Company evaluated the impacts of the American Rescue Plan Act of 2021 and determined it has no material impact to the income tax provision.
16.COVID-19
On January 30, 2020, the World Health Organization (“the WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
17. Subsequent Events
In October 2021, the Company renewed its line of credit, extending the maturity date to October 2023. Interest on any line of credit borrowings accrue at an annual rate of prime less 0.25%, with a minimum floor of 3.25%. In addition, the maximum amount of borrowings permitted under the line of credit arrangement is no longer subjected to a borrowing base requirement that was calculated as a percentage of accounts receivable and inventory balances. As part of the line of credit renewal, the financial covenants the Company must comply with have been modified. The Company is no longer required to comply with a minimum tangible net worth and minimum debt service coverage ratio. A minimum fixed charge coverage ratio was added as one of the financial covenants the Company is subjected to going forward. All other financial covenants remain unchanged from the existing arrangement.
In October 2021, the Company's Board of Directors granted 430,000 stock options to 24 non-employee directors and employees with an exercise price of $18.80 per share under the 2019 Stock Incentive Plan.
In October 2021, the Company paid off all its existing capital lease obligations, totaling $0.3 million.

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
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, and an approximately 300,000 square foot distribution center in Chino, California. We have selected manufacturing capabilities in both of these facilities as well. In addition, we operate three other distribution centers located in Sumner, Washington, Summerville, South Carolina, Branchburg, New Jersey. Our New Jersey location is an approximately 108,000 square foot facility that recently opened in July 2020 and was fully operational in June 2021. We also intend to double the capacity of our current distribution center in South Carolina to better service customers in the Southeast region. Also, on March 1, 2021, we completed the acquisition of the assets of Pacific Cup Inc., a paper cup manufacturer based in Kapolei, Hawaii. For the year of 2021, we intend to add an additional distribution facility and manufacture certain of our Karat Earth® products, including paper straws, at the Pacific Cup location in Hawaii. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, Dallas, New York, Seattle, Atlanta and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net sales	$102,711	$76,317	$272,910	$225,137
Cost of goods sold	72,918	53,286	193,393	155,308
Gross profit	29,793	23,031	79,517	69,829
Operating expenses	24,428	15,989	63,511	44,189
Operating income	5,365	7,042	16,006	25,640
Other income (expenses)	(24)	(1,025)	4,456	(5,083)
Provision for income tax	1,268	1,451	4,001	5,483
Net income	4,073	4,566	16,461	15,074
Other non-GAAP financial data (unaudited)
Adjusted EBITDA [1]	$8,183	$9,098	25,094	31,518

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net Sales
Net sales were $102.7 million for the three months ended September 30, 2021 compared to $76.3 million for the three months ended September 30, 2020, an increase of $26.4 million, or 35%. The increase in net sales was primarily driven by an increase of $10.4 million in product sales to our existing customers as we continue to increase the number of products used by our customers, acquisition of more than 8,000 new customers in the three months ended September 30, 2021, increase in direct-to-consumer sales through our online channel, and an increase of $2.3 million in logistic service and shipping revenue. Since its peak in April 2020, personal protective equipment related products have declined to approximately less than 1% of net sales for the three months ended September 30, 2021.
Cost of goods sold
Cost of goods sold increased by $19.6 million, or 37% to $72.9 million for the three months ended September 30, 2021 compared to $53.3 million for the three months ended September 30, 2020. The increase in cost of goods sold was primarily due to an increase of $10.1 million in product costs driven by the general increase in costs in line with the increase in
1 In addition to net income presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP.

Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

Adjusted EBITDA is a financial measure equal to net income excluding (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization. We present Adjusted EBITDA as a supplemental measure of our financial performance. Management and our board of directors have begun to use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes items that may not be reflective of, or are unrelated to, our core operating performance, and may assist investors with comparisons to prior periods and assessing trends in our underlying businesses. We have begun to reference Adjusted EBITDA in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, we have based certain of our forward-looking estimates and budgets on Adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation of or as a substitute for analyzing our results as reported under GAAP.

product sales. In addition, freight and duty costs to acquire inventory from overseas increased $10.1 million, particularly due to ocean freight rates which have been steadily increasing throughout 2021.
Gross profit
Gross profit increased $6.8 million, or 29%, to $29.8 million for the three months ended September 30, 2021 compared to $23.0 million for the three months ended September 30, 2020. The increase in gross profit was primarily driven by the increase in product sales. Gross profit margin was 29.0% for the three months ended September 30, 2021 compared to 30.2% for the three months ended September 30, 2020, a decrease of 1%. The decrease in gross profit margin was driven primarily by an increase in freight and duty costs, offset to some extent by higher profit margins driven by our direct-to-consumer sales through our online channel.
Operating expenses
Operating expenses for the three months ended September 30, 2021, were $24.4 million compared to $16.0 million for the three months ended September 30, 2020, an increase of $8.4 million, or 53%. The increase was primarily due to an increase of $3.7 million in shipping costs to deliver products to our customers, $1.7 million increase in payroll-related costs due to workforce expansion, $1.1 million increase in utilities expense due to business expansion, $0.5 million increase in transportation expense due to increase logistic services to our customers, $0.5 million increase in digital marketing expense, $0.3 million increase in professional services fees, $0.2 million increase in bank fee, and $0.3 million increase in demurrage fees from containers at the port.
Operating income
Operating income for the three months ended September 30, 2021 was $5.4 million compared to $7.0 million the three months ended September 30, 2020, a decrease of $1.6 million, or 22%. The decrease was primarily due to increase in gross profit of $6.8 million offset by the increase in operating expenses of $8.4 million.
Other income (expenses)
Other expense for the three months ended September 30, 2021 was $0 million, compared to other expenses of $1.0 million for the three months ended September 30, 2020, a decrease of $1.0 million, or 98%. The decrease was driven by a decrease in interest expense of $0.5 million, a decrease in loss on foreign exchange of $0.2 million, and an increase in rental income of $0.2 million.
Net income
Net income for the three months ended September 30, 2021 was $4.1 million compared to $4.6 million for the three months ended September 30, 2020, a decrease of $0.5 million, or 11%. The decrease was primarily driven by a decrease in gross profit of $6.8 million, an increase in operating expenses of $8.4 million as discussed above, partially offset by a decrease in income tax expense of approximately $0.2 million and an increase in other income of $1.0 million. Provision for income taxes was $1.3 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 23.7% and 24.1%, respectively.

Adjusted EBITDA2
Adjusted EBITDA for three months ended September 30, 2021 was $8.2 million, compared to $9.1 million for the three months ended September 30, 2020, a decrease of $0.9 million, or 10%. The decrease was primarily driven by a decrease in net income of $0.5 million as discussed above, a decrease in interest expense add-back of $0.5 million, a decrease in provision for income taxes of $0.2 million, and an increase in depreciation and amortization of $0.3 million. We use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.
Three months ended September 30, 2021

	2021	2020
Reconciliation of Adjusted EBITDA (unaudited):	(in thousands)
Net income:	$4,073	$4,566
Add (deduct):
Interest expense	$308	$847
Income tax expense	$1,268	$1,451
Depreciation and amortization	$2,534	$2,234
Other non-GAAP financial data:
Adjusted EBITDA[2]	$8,183	$9,098
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net Sales
Net sales were $272.9 million for the nine months ended September 30, 2021 compared to $225.1 million for the nine months ended September 30, 2020, an increase of $47.8 million, or 21%. The increase in net sales was primarily driven by an increase of $30.8 million in product sales to our existing customers as we continue to increase the number of products used by our customers, acquisition of more than 23,000 new customers resulting in $11.0 million increase in product sales, and an increase of $6.4 million in logistic service and shipping revenue. Since its peak in April 2020, personal protective equipment related products have declined to approximately under 1% of net sales for the nine months ended September 30, 2021.
Cost of goods sold
Cost of goods sold increased by $38.1 million, or 25% to $193.4 million for the nine months ended September 30, 2021 compared to $155.3 million for the for the nine months ended September 30, 2020. The increase in cost of goods sold was primarily due to an increase of $23.0 million in product costs driven by the general increase in costs in line with the increase in
2 In addition to net income presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP.

Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

Adjusted EBITDA is a financial measure equal to net income (loss) excluding (i) interest expense, (ii) income tax expense, and (iii) depreciation and amortization. We present Adjusted EBITDA as a supplemental measure of our financial performance. Management and our board of directors have begun to use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes items that may not be reflective of, or are unrelated to, our core operating performance, and may assist investors with comparisons to prior periods and assessing trends in our underlying businesses. We have begun to reference Adjusted EBITDA in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, we have based certain of our forward-looking estimates and budgets on Adjusted EBITDA. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation of or as a substitute for analyzing our results as reported under GAAP.

product sales, an increase of $16.2 million in freight and duty costs to acquire inventory from overseas, and an increase of $0.8 million in depreciation expense related to depreciation of our manufacturing equipment.
Gross profit
Gross profit increased $9.7 million, or 14%, to $79.5 million for the nine months ended September 30, 2021 compared to $69.8 million for the nine months ended September 30, 2020. The increase in gross profit was primarily driven by the increase in product sales. Gross profit margin was 29.1% for the nine months ended September 30, 2021 compared to 31.0% for the nine months ended September 30, 2020, a decrease of 2%. The decrease in gross profit margin was driven primarily by an increase in ocean freight rates offset to some extent by higher gross profit margins driven by our direct-to-consumer sales through our online channel.
Operating expenses
Operating expenses for the nine months ended September 30, 2021, were $63.5 million compared to $44.2 million for the nine months ended September 30, 2020, an increase of $19.3 million, or 44%. The increase was primarily due to an increase of $8.1 million in shipping costs to deliver products to our customers, $4.4 million increase in payroll-related costs due to workforce expansion, $1.6 million increase in utilities expense due to business expansion, $1.3 million increase in transportation expense due to increase logistic services to our customers, $0.9 million increase in on-line marketing expense, $1.0 million increase in professional services fees, $0.3 million increase in bank fees, $0.5 million increase in demurrage fees from containers at the port, and $0.5 million increase in rent driven by our new facilities in Hawaii and increase in rental fee from existing rental agreements.
Operating income
Operating income for the nine months ended September 30, 2021 was $16.0 million compared to $25.6 million the nine months ended September 30, 2020, a decrease of $9.6 million, or 38%. The decrease was related to lower gross profit margin and increase in operating expenses of $19.3 million.
Other income (expenses)
Other income for the nine months ended September 30, 2021 was $4.5 million, compared to other expenses of $5.1 million for the nine months ended September 30, 2020, an increase of $9.5 million, or 188%. The increase was driven by a decrease in interest expense of $3.7 million primarily due to a gain recorded in the current period of $1.3 million as opposed to a loss recorded in the prior period of $2.0 million for changes in interest swap fair value, PPP loan debt forgiveness of $5.0 million, and an increase in rental income of $0.7 million.
Net income
Net income for the nine months ended September 30, 2021 was $16.5 million compared to $15.1 million for the nine months ended September 30, 2020, an increase of $1.4 million, or 9%. The increase was primarily driven by an increase in other income of $9.5 million as discussed above offset by a decrease in operating income of $9.6 million and a decrease in income tax expense of approximately $1.5 million. Provision for income taxes was $4.0 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was 19.6% and 27%, respectively.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2021 was $25.1 million, compared to $31.5 million for the nine months ended September 30, 2020, a decrease of $6.4 million, or 20%. The decrease was primarily driven by an increase in net income of $1.4 million as discussed above, a decrease in interest expense add-back of $3.7 million, a decrease in provision for income taxes add-back of $1.5 million, an increase in depreciation and amortization add-back of $1.4 million, an increase of IPO related expenses add-back of $1.0 million, and an one-time adjustment of $5.0 million deduction related to the gain on forgiveness of debt. We use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

Nine months ended September 30, 2021,

	2021	2020
Reconciliation of Adjusted EBITDA (unaudited):	(in thousands)
Net income:	$16,461	$15,074
Add (deduct):
Interest expense	1,158	4,858
Income tax expense	4,001	5,483
Depreciation and amortization	7,477	6,103
IPO related expenses	997	—
Gain on forgiveness of debt	(5,000)	—
Other non-GAAP financial data:
Adjusted EBITDA[3]	$25,094	$31,518
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
The following table summarizes total current assets, liabilities and working capital at September 30, 2021 compared to December 31, 2020:

	September 30 2021	December 31, 2020	Increase (decrease)
	(in thousands)
Current assets	$100,852	$79,777	$21,075
Current liabilities	32,514	43,137	(10,623)
Working capital	$68,338	$36,640	$31,698
As of September 30, 2021, we had a working capital of $68.3 million as compared to working capital of $36.6 million at December 31, 2020, representing an increase in working capital of $31.7 million, or 87%. Working capital has improved from December 31, 2020 due to increase in accounts receivable stemming from increase in sale and an increase in inventories to accommodate higher demand as the economy recovers from the pandemic.
We anticipate funding our operations for the next twelve months using available cash, cash flow generated from operations, availability under lines of credit of $40 million as of September 30, 2021 with existing financial institutions.
As of September 30, 2021, we had cash and cash equivalents of approximately $1.7 million. Based on projections of growth in revenue and operating results in the coming year, the available cash held by us and availability under existing lines of credit, we believe that we will have sufficient cash resources to finance our operations, service any maturing debt and lease obligations, and expected capital expenditures of $6.9 million for at least the next twelve months. Depending on our growth and results of operations, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. As our debt or credit facilities become due, we need to repay, extend or replace such indebtedness. Our ability to do so will be subject to future economic, financial, business, and other factors, many of which are beyond our control.
Cash Flows
The following table summarizes cash flow for the nine months ended September 30, 2021 and 2020:

Cash flows data:	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	(1,246)	12,300
Net cash used in investing activities	(8,639)	(34,130)
Net cash provided by financing activities.	11,116	23,095
Net change in cash and cash equivalents	1,231	1,265
Cash flows (used in) provided by operating activities. For the nine months ended September 30, 2021, net cash used in operating activities was $1.2 million, primarily the result of net income of $16.5 million, adjusted for certain non-cash items totaling $2.4 million, consisting of depreciation and amortization, changes in fair value of interest rate swaps, reserve for inventory obsolescence, stock-based compensation, and PPP loan forgiveness. In addition, cash decreased $20.1 million, primarily due to inventory build up to accommodate higher demand and an increase in accounts receivable stemming from increase in sales. For the nine months ended September 30, 2020, net cash provided by operating activities was $12.3 million, primarily due to a decrease in cash of $11.0 million due to changes in working capital which was partially offset by net income of $15.1 million, adjusted for certain non-cash items of an aggregate $8.2 million consisting of depreciation and amortization, provision for bad debt, and changes in fair value of interest rate swaps.

Cash flows used in investing activities. Net cash used in investing activities for nine months ended September 30, 2021 was $8.6 million, which was driven by the purchase of manufacturing equipment for our Texas facility totaling $3.9 million, deposits paid for additional manufacturing equipment of $3.8 million, cash paid of $0.9 million for our acquisition of Pacific Cup, Inc, and cash paid of $2.3 million for purchase of a new warehouse building in South Carolina. Net cash used in investing activities for nine months ended September 30, 2020 was $34.1 million, which was driven by the purchase of manufacturing equipment and construction of the facility in New Jersey totaling $27.6 million and deposits paid for additional manufacturing equipment of $5.6 million.
At September 30, 2021, the Company has commitments for capital expenditures, which the Company does not anticipate to exceed $6.9 million, primarily related to the purchase of manufacturing equipment for the Texas facility. The Company believes that cash-on-hand and access to unused borrowing capacity combined with cash flow from operations will be sufficient to fund the Company’s commitments.
Cash flows provided by financing activities. Net cash provided in financing activities for the nine months ended September 30, 2021 was $11.1 million, which was a result of net proceeds from issuance of common stock in connection with our initial public offering of $67.6 million, offset by net payments on debts of $56.5 million. Net cash provided by financing activities for the nine months ended September 30, 2020 was $23.1 million, which was a result of proceeds from issuance debt of $24.5 million. During the nine months ended September 30, 2020, we paid cash distributions to shareholders of $0.6 million.
Financing Arrangements
Business Loan Agreements
On March 17, 2020, one of our subsidiaries, as the borrower, Alan Yu, Marvin Cheng, and the company, each as guarantors, and Hanmi Bank, in its capacity as lender, entered into a business loan agreement and related promissory note for a $3.0 million term loan that expires June 17, 2025. Principal and interest payments of $54,623 are due monthly with the remaining principal and unpaid interest due at maturity. Interest accrues based on the prime rate plus margin of 0.25% (3.50% as of September 30, 2021 and December 31, 2020). The loan is secured by the borrower’s assets. In accordance with the business loan agreement, the borrower must comply with certain financial reporting requirements and financial covenants, including maintaining a minimum debt service coverage ratio (as defined in the business loan agreement) of not less than 1.20 to 1.00 at all times, tested annually. The Company paid off this term loan with proceeds from its initial public offering in May 2021.
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
On September 30, 2021, our variable interest entity, as the borrower, Mr. Yu, Mr. Cheng, and one of our subsidiaries, each as guarantors, and Hanmi Bank, in its capacity as lender, entered into a business loan agreement and related promissory note for a $23 million term loan that matures on September 30, 2026. The initial advance of the term loan totaling $16.1 million was used to pay off the remaining principal balance on the existing term loan with Hanmi Bank. The term loan provides an option to request for additional advances up to a maximum of $6,850,000 through September 2022. Interest accrues at a fixed rate of 3.50%. Principal and interest payments of $115,766 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells' assets and is guaranteed by Global Wells and one of the Company's stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of September 30, 2021, we were in compliance with the covenants included in the business loan agreements described above.
Line of Credit
One of our subsidiaries, as the borrower, and Hanmi Bank, in its capacity as lender, previously entered into a business loan agreement and associated documents. The loan was evidenced by a promissory note executed by the borrower. The line of credit had an initial maturity date of February 23, 2019. The agreement was amended prior to maturity to extend the maturity date to May 2019. In May 2019, the line of credit was amended again to extend the maturity date to May 2021 and increased the maximum borrowing from $25 million to $30 million. Interest accrues at an annual rate of prime less 0.25% subject to a minimum of 3.75% (3.75% at September 30, 2021 and December 31, 2020) and is payable monthly. In September 2019, the maximum borrowing was further increased from $30 million to $40 million. On July 9, 2020, one of our subsidiaries, as the borrower, Mr. Yu, Mr. Cheng, and the company, each as guarantors, and Hanmi Bank, in its capacity as lender, entered into a business loan agreement and associated documents to change the terms of the existing indebtedness under the line of credit. The line of credit was amended again to extend the maturity date to May 2022. Approximately $0.0 million and $33.2 million of borrowings were outstanding as of September 30, 2021 and December 31, 2020, respectively, under the line of credit. The amount that can be borrowed is subject to a borrowing base that is calculated as a percentage of the borrower’s accounts receivable and inventory balances measured monthly. The loan is secured by the borrower’s assets. In accordance with the line of credit agreement, the borrower must comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (each as defined in the line of credit). The line of credit also includes certain standby letter of credit sublimits. The amounts issued under the standby letter of credit was $0.0 and $900,000 as of September 30, 2021 and December 31, 2020, respectively.
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
As of September 30, 2021, we were in compliance with the covenants included in the line of credit described above. Please see "Subsequent Events" below.
PPP Loan
On April 16, 2020, one of our subsidiaries received loan proceeds in the amount of approximately $5.0 million under the PPP. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are potentially forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.
The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The proceeds were used for purposes consistent with the PPP. The Company applied for the forgiveness of the PPP loan. On June 10, 2021, the Company was granted loan forgiveness, in whole, by meeting the conditions for use of loan proceeds. The loan forgiveness of $0 million and $5.0 million was recorded as gain on forgiveness of debt in the income statement for the three months and nine months ended September 30, 2021.
For additional information on our financing arrangement see Note 8 of our condensed consolidated financial statements included elsewhere in this report.
Commitments and Contractual Obligation
The table below sets forth our enforceable and legally binding obligations as of September 30, 2021, for the categories described below. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below.

Payments Due by Period

	Less than		More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	(in thousands)
Long-term debt(1)	$37,005	$1,166	$2,474	$14,345	$19,020
Interest on long-term debt and line of credit(1)	10,126	1,617	3,097	2,897	2,515
Operating leases(2)	34,920	6,567	12,837	6,993	8,523
Capital expenditures(3)	33,090	2,220	13,290	17,580	—
Total	$115,141	$11,570	$31,698	$41,815	$30,058
_______________________
(1)These amounts represent estimated future principal payments related to our long-term debt. Interest represents estimated future interest payments as of September 30, 2021, assuming our long-term debt and line of credit is held to maturity. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.
(2)We enter into operating leases in the normal course of business under various operating lease agreements with various terms and conditions, expiring at various dates through 2028. We lease some of our operating facilities, as well as other property and equipment, under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. These amounts do not include month-to-month leases. These amounts include lease payments to our variable interest entity of $3.5 million, $7.3 million, $6.2 million, and $6.8 million for the respective payments due by period above. Although we are contractually obligated to make these payments to our variable interest entity, as a result of consolidating our variable interest entity due to it being the primary beneficiary, these payments will be eliminated upon consolidation and will not have an impact on our condensed consolidated financial statements.
(3)These amounts represent estimated future capital expenditures and do not represent any commitment by the Company as of September 30, 2021 except for a maximum of $0.4 million related to the purchase of manufacturing equipment for the Texas facility and $1.5 million to $2.2 million related to improvement for the South Carolina warehouse. Future capital expenditures could differ materially from the amounts forecasted due to future operational and financing needs, market factors and other currently unanticipated events.
Effect on Inflation
The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to minimize the impact of increased costs by increasing prices for our products and diversifying our purchases from different suppliers, to the extent permitted by contracts and competition.
Off-Balance Sheet Arrangements
Other than our operating lease arrangements as detailed in Note 13 to the condensed consolidated financial statements, we currently do not have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2021 and December 31, 2020.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates. We believe estimates that are significant to our financial statements for the periods ended September 30, 2021 and 2020 include stock-based compensation, allowance for doubtful accounts, reserve for slow-moving and obsolete inventory, deferred taxes, and estimated useful lives of property, plant and equipment.
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
Recent Accounting Pronouncements
The Company is an emerging growth company as that term is used in the JOBS Act, and as such, the Company have elected to take advantage of certain reduced public company reporting requirements. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards, as a result, the Company will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for private companies.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which adds to U.S. GAAP an impairment model known as the current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for public business entities that are U.S. Securities and Exchange Commission (SEC) filers. For all other public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. The FASB subsequently issued ASU 2019-10 (Topic 326), “Financial Instruments-Credit Losses: Effective Dates” which amends the effective date for SEC filers that are eligible to be “smaller reporting companies”, non-SEC filers and all other companies, including not-for-profit companies and employee benefit plans. For calendar-year end companies that are eligible for the deferral, the effective date is January 1, 2023. The Company elects to adopt the new standard in annual reporting period beginning after January 1, 2023, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.
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
Subsequent Events
In October 2021, the Company renewed its line of credit, extending the maturity date to October 2023. Interest on any line of credit borrowings accrue at an annual rate of prime less 0.25%, with a minimum floor of 3.25%. In addition, the maximum amount of borrowings permitted under the line of credit arrangement is no longer subjected to a borrowing base requirement that was calculated as a percentage of accounts receivable and inventory balances. As part of the line of credit renewal, the financial covenants the Company must comply with have been modified. The Company is no longer required to comply with a minimum tangible net worth and minimum debt service coverage ratio. A minimum fixed charge coverage ratio was added as one of the financial covenants the Company is subjected to going forward. All other financial covenants remain unchanged from the existing arrangement.
In October 2021, the Company's Board of Directors granted 430,000 stock options to 24 non-employee directors and employees with an exercise price of $18.80 per share under the 2019 Stock Incentive Plan.

In October 2021, the Company paid off all its existing capital lease obligations, totaling $0.3 million.
Item 3.Quantitative and Qualitative Disclosure About Market Risk
This item is not applicable as we are currently considered a smaller reporting company.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
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
Item 1A.Risk Factors.
Except as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Registration Statement on Form S-1, as amended (Registration No. 333-253270), as filed with the SEC on April 6, 2021, which are incorporated herein by reference.

Supply chain disruptions could interrupt product manufacturing and increase product costs.

We rely on third-party manufacturers outside of the U.S. to produce our products. Global industry-wide logistics challenges have continued to negatively impact us during the three months ended September 30, 2021, as we rely on international shipping to transport our products to their various geographic markets. During the three months ended September 30, 2021, international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports. Delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. In addition, global inflation has contributed to already higher incremental freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesales, and diminished brand loyalty. We expect to still be impacted by global logistics challenges in the remainder of 2021 and into 2022.

The COVID-19 pandemic is having a widespread impact on the global economy, and on our business, operations, and the markets and communities in which we or our customers operate.

This COVID-19 pandemic is having widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. COVID-19 has affected us, our customers, employees, contractors, suppliers and business partners, who have been prevented from conducting business activities as usual, including due to the many and varying health and safety measures in response to COVID-19, including travel restrictions, quarantines, curfews, shelter in place and safer-at-home orders, and business shutdowns, as well as multi-step reopening policies.

The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The ultimate impact of COVID-19 on our business, operations and financial results remains unknown and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our services and our solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our services and solutions; any closures of our and our customers’ offices and facilities, and any additional preventative or protective actions that we, our clients, and governments may implement that may result in a period of continued business interruption.

Certain jurisdictions have begun re-opening but have returned to restrictions in the face of increases in new COVID-19 cases. There is considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand from our customers for our services and solutions, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), how they will further impact our supply chain. The restrictions posed by COVID-19 may reduce our employees’ efficiency and productivity, which may cause delays in service delivery, disrupt employee relations, hamper innovation and may have other unforeseen adverse effects on our business. For those employees who are permitted to come onsite, while we have implemented personal safety measures at all such locations, any actions we take with respect to our workforce may not be sufficient to mitigate the risk of infection by COVID-19 and further disruption to our business.

In addition, the effects of COVID-19 could affect our business in many ways, including, but not limited to, the following factors:

•The impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in customer confidence and spending;

•Our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections;
•The impact on our ability to meet our customers’ needs and achieve cost targets due to disruptions in supply arrangements and at distribution centers caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability including as a result of governmental mandates to close certain of our manufacturing and distribution facilities;
•We may continue to experience disruptions to our growth planning, such as for facilities and domestic expansion;
•Remote work solutions may be limited in their ability to replicate the operational oversight and security controls of our office environments and we may suffer operational and information security failures as a result of the changed controls;
•An impact to our workforce could impact our ability to deliver our services to our customers and make it more difficult to meet our expectations and obligations;
•We anticipate incurring workplace-related costs, including changes to space planning, food service, and amenities;
•We may be subject to legal liability for safe workplace claims;
•Our critical vendors could go out of business;
•Our in-person marketing events, including customer user conferences, have been cancelled and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities; and
•Our marketing, sales, professional services, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and conducting business virtually is unproven.

Any of the foregoing could have a material adverse impact on affect our business, financial condition, and results of operations.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
In October 2021, we renewed our line of credit, extending the maturity date to October 2023. In connection with the line of credit renewal: (i) the maximum amount of borrowings permitted under the line of credit arrangement is no longer subjected to a borrowing base requirement that was calculated as a percentage of accounts receivable and inventory balances, (ii) we are no longer required to comply with a minimum tangible net worth and minimum debt service coverage ratio, and (iii) a minimum fixed charge coverage ratio was added as one of the financial covenants we are subjected to going forward. All other financial covenants remain unchanged from the existing arrangement.

Item 6.Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARAT PACKAGING INC.
Date: November 12, 2021

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021

	By:	/s/ Peter Lee
Peter Lee
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)