Form 10-K
period 2021-12-31
Karat Packaging Inc.
filed 2022-03-31
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number 001-40336

Karat Packaging Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-2237832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6185 Kimball Avenue Chino, California	91708
(Address of registrant's principal executive offices)	(Zip Code)
(626) 965-8882
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	KRT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $102,247,296, based on the closing price of the registrant’s common stock on that date.

As of March 25, 2022, the number of shares of common stock, $0.001 par value, outstanding was 19,809,424 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, and growth rates, our plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

•fluctuations in the demand for our products in light of changes in laws and regulations applicable to food and beverages and changes in consumer preferences;

•supply chain disruptions that could interrupt product manufacturing and increase product costs;
•our ability to source raw materials and navigate a shortage of available materials;
•our ability to compete successfully in our industry;
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
See the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this Annual Report on Form 10-K.
We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, “we”, “us”, “our”, “Karat”, “the Company” or “our Company” refer to Karat Packaging Inc., a Delaware corporation, and, unless the context requires otherwise, our operating subsidiaries. References to “Global Wells” or “our variable interest entity” refer to Global Wells Investment Group LLC, a Texas limited liability company and our consolidated variable interest entity, in which the Company has an equity interest and which is controlled by one of our stockholders. References to “Lollicup” refer to Lollicup USA Inc., a California corporation, our wholly-owned subsidiary.

Our Company

We are a rapidly-growing specialty distributor and select manufacturer of environmentally-friendly disposable foodservice products and related items. We are a nimble supplier of a wide range of products for the foodservice industry, including food and take-out containers, bags, tableware, cups, lids, cutlery, straws, specialty beverage ingredients, equipment, gloves and other products. Our products are available in plastic, paper, biopolymer-based and other compostable forms. Our Karat Earth® line provides environmentally friendly options to our customers, who are increasingly focused on sustainability. We offer customized solutions to our customers, including new product development, design, printing and logistics services.
While a majority of our revenue is generated from the distribution of our vendors’ products, we have select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. For the year ended December 31, 2021, distribution accounted for approximately 75% of our net sales, while manufacturing accounted for approximately 25% of our net sales. We expect manufacturing to remain a relatively small portion of our sales mix in fiscal year 2022, but believe it provides us with the flexibility to provide customized products with short lead times to complement our global sourcing capabilities. To that end, we operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe our ability to source products quickly on a cost-effective basis via a global supplier network, complemented by our manufacturing capabilities for select products, has established us as a differentiated provider of high-quality products relative to our competitors.
Our customers include a wide variety of national and regional distributors, restaurant chains, retail establishments and online customers. Our products are well suited to address our customers’ increased focus on take-out and delivery capabilities. Our diverse and growing blue chip customer base includes well-known fast casual chains such as Applebee’s Neighborhood Grill + Bar, Chili’s Grill & Bar, PF Chang's, Texas Roadhouse, Chipotle Mexican Grill, Corner Bakery Cafe and TGI Fridays, as well as fast food chains including The Coffee Bean & Tea Leaf, El Pollo Loco, In-N-Out Burger, Jack in The Box, Popeyes, Panda Express, Raising Cane’s Chicken Fingers and Torchy’s Tacos. As our capabilities, product offering and footprint expand, we are also beginning to supply products to national and regional supermarket chains, airlines, sports and entertainment venues and other non-restaurant customers. Our strong brand recognition in the foodservice industry, nimble operations and rapidly increasing size and scope of our distribution and logistics network provide us with a significant advantage that enables us to acquire new customers as well as increase our business with existing customers. For the years ended December 31, 2021 and December 31, 2020, no single customer represented more than 10% of our revenue.
We have recently made significant investments to establish and grow our e-commerce distribution channel www.lollicupstore.com. This channel, utilized primarily by small- and medium-sized businesses, served over 73,000 customers during the year ended December 31, 2021, with our online net sales growing by 51.4% compared to the year ended December 31, 2020. Our e-commerce channel offers the entire range of our products for online procurement, and we believe it will continue to be a key growth driver for our business going forward. Additionally, the e-commerce channel enables us to cross market other products to our customers that they may be purchasing from competitors.
We classify our customers into four categories: distributors, national and regional chains, retail and online.
•    Distributors: national and regional distributors across the U.S. that purchase our products and provide a channel to offer our products to restaurants, offices, schools, government entities and other end users.
•    National and regional chains: typically fast casual and fast food restaurants with locations across multiple states to which we supply specified products. We enter into sales contracts with a subset of our national and regional chains customers, providing visibility into future revenue.
•    Retail: primarily regional bubble tea shops, boutique coffee shops and frozen yogurt shops that often purchase our specialty beverage ingredients and related items.
•    Online: small businesses, often with less than two locations, such as small restaurants, bubble tea shops, coffee shops, juice bars, smoothie shops and some customers who purchase for personal use.

The diversity of our customer types provides us with the ability to source products efficiently while maintaining a broad product offering, as we are able to sell many products across multiple customer segments. We expect a large proportion of our growth to come from national and regional chains and our higher margin online customers.
The disposable foodservice products industry is large and growing. Our industry is benefiting from shifting consumer preferences towards both food delivery and “to-go” ordering, a trend that pre-dated the COVID-19 pandemic. As consumer preferences have evolved, foodservice establishments have realized that the at-home dining experience is closely linked to the quality of the packaging utilized. Rapidly growing demand for quality take-out packaging solutions coupled with ongoing global supply chain disruptions have also contributed to significant capacity constraints and product shortages within the industry.
We have generated significant growth through the continued expansion of our customer base and increasing penetration into existing customers. We have increased our total customers from approximately 45,000 in 2020 to over 77,000 in 2021. In addition, we have been able to grow our wallet share with many customers, in particular our national and regional chains, by supplying them a broader range of our foodservice disposables and related products. We believe that the current environment has accelerated the shift in consumer preferences towards food delivery and “to-go” ordering, which we expect to continue in the foreseeable future.
We currently operate manufacturing facilities and distribution and fulfillment centers in Chino, California and Rockwall, Texas. In addition, we operate other distribution centers located in Rockwall, Texas, Branchburg, New Jersey, Sumner, Washington, Summerville, South Carolina and Kapolei, Hawaii. The distribution and fulfillment centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Seattle, Atlanta and Honolulu metro areas.
Competitive Strengths
We believe the following strengths fundamentally differentiate us from our competitors and drive our success:
One-stop shop with a diverse product offering for the foodservice market and highly nimble sourcing capabilities
We leverage our diversified global supplier network and offer customers a wide selection of single-use disposable foodservice products, with over 8,600 SKUs across a broad range of product categories. Key offerings include food and take-out containers, bags, tableware, cups, lids, cutlery and straws primarily sourced through our diverse supplier base. Our strong relationships with our suppliers allow us to offer customers products that both preserve the highest possible food quality and meet the unique needs of their business. Furthermore, these supplier relationships allow us to offer custom-branded and custom-designed products with fast turnaround times and at competitive prices. Our Karat Earth® specialty line of environmentally friendly products are made from renewable resources that are ethically sourced. Also, we have never used Styrofoam in any of our Karat products. Our Karat Earth® line provides environmentally friendly options that include food and take-out containers, bags, tableware, cups, lids, cutlery and straws.
Customers can order products that are plain or custom printed to feature their brand. We intend to invest further in research and development for our Karat Earth® line to significantly expand our product offering to meet the needs of our customers and the evolving regulatory landscape.
We often are a key supply chain partner integral to the daily operations of our customers. Our ability to quickly provide premium products at competitive prices has typically allowed us to become a trusted supplier to our customers. Through an ongoing feedback loop, as customer demand varies and new needs emerge, we are able to act nimbly and qualify new suppliers quickly to augment our product offering. These capabilities make us a key partner to our customers.
Focus on distribution and advanced logistics network, complemented by flexible manufacturing capabilities
We consider our increasingly sophisticated distribution capabilities and related strength in logistics to be an important core competency and key differentiator from our competitors. We own a fleet of 26 trucks, 34 trailers, 11 bobtails, one yard goat and 17 chassis, and as of February 2022, employ 45 drivers in our logistics division.
This model has resulted in more efficient distribution to customers, reducing the need for reliance on third-party logistics providers such as FedEx and United Parcel Service. Our strategically located facilities give us a strong national footprint, which positions us well to serve regions across the U.S. in a timely fashion. We intend to continue to add to our capabilities via further distribution center openings and expansions, the purchase of additional vehicles, the hiring of additional drivers and additional logistics service offerings.
Our California, Texas and Hawaii facilities have a portion of operational capacity dedicated to manufacturing capabilities. For the year ended December 31, 2021, approximately 25% of our revenues were generated from the sale of products manufactured in-house. We view distribution as our primary focus and growth driver while utilizing our manufacturing capabilities as a complement to the base distribution business. This approach allows us to procure products at competitive prices by being able to compare procurement costs versus domestic manufacturing costs to help determine whether it is more efficient to produce ourselves versus relying on suppliers.

Diverse and growing blue-chip customer base
We sell and distribute a broad portfolio of single-use disposable foodservice products to more than 77,000 customers nationwide including leading chain restaurants, distributors, convenience stores, retail establishments and online customers. Our blue-chip customers include leading fast casual chains such as Chili’s Grill & Bar and Chipotle Mexican Grill, as well as fast food chains El Pollo Loco and Panda Express, among others. We intend to further expand our customer base by selling our products to non-traditional foodservice customers, including regional and national supermarket chains, airlines, sports and entertainment venues and other non-restaurant customers. Plans for such expansion are already underway and beginning to yield positive results and a diversification of our customer base.
Significant financial momentum
We continue to achieve strong revenue growth, including growing net sales at a compound annual growth rate of 21.1% over the last five years while significantly improving our margin profile. This margin increase can be attributed primarily to an increase in higher margin business-to-business and e-commerce sales, a shift in product mix to higher margin products (i.e. take-out containers, films, foils and bags), reduced reliance on Chinese suppliers, mitigating the effect of tariffs, and the continued enhancement of operation and manufacturing efficiency.
Experienced and growth-oriented management team
We have assembled a strong executive management team to lead our company in its next phase of growth, supported by a deep bench of functional area leads across the organization. Our co-founders Alan Yu and Marvin Cheng have worked together over the last 20 years to aggressively drive growth across the business. Joanne Wang joined us in 2003 and was appointed Chief Operating Officer in 2018, helping to drive our pricing structure and sales training programs and overseeing general operational functions. Our Chief Financial Officer, Jian Guo, joined us in 2022, bringing years of public company experience to further bolster our finance and accounting functions.
Growth Strategy
Our goal is to become a leading single-source provider to a broad set of customers for all of their disposable foodservice products and related needs. We plan to continue to grow our business and increase our profitability through the following key initiatives:
Continue to build our e-commerce distribution channel
We believe there is an opportunity to significantly grow our higher margin e-commerce business to a more meaningful percent of revenue by continuing our investments in people, software and technology. By committing additional resources and upgrading our website and online advertising efforts, we expect to enhance our e-commerce experience to better support the needs of our customers. Our e-commerce retail channel is our highest margin channel of distribution. By offering our entire range of products online and bolstering our logistics capabilities, our customers can conveniently order products themselves on an ad hoc basis. We believe that offering free shipping could result in significant increases to our e-commerce revenue, and are evaluating introducing a subscription model similar to Amazon Prime to drive additional growth in this area.
Disrupt the traditional foodservice supply chain
The traditional foodservice supply chain consists of manufacturers selling through a multi-layer distribution and logistics network before the product reaches the end customer. As a full service distributor ourselves, we are able to provide products directly to the end user, eliminating the need for the traditional multi-layer supply chain. Environmental pressure on single-use disposable plastics is already causing a need for new sources of supply. The Karat Earth® brand is a plant-based line of compostable products that meets the growing demand for renewable and ethically-sourced products. Our nimble operating model can serve customers more quickly than the traditional supply chain, which allows us to react rapidly to customers’ changes in demand.
Grow our base business with incremental revenue from existing customers
We intend to continue to increase penetration within our existing customer base. We believe there is an opportunity to offer additional product lines allowing us to become a true “one-stop” supplier. Our unique ability to serve customers as a reliable supplier with strong customer service at competitive prices has positioned us to be a frequent recipient of requests for proposals from our existing customers as they look for new sources of supply. For the year ended December 31, 2021, our national and regional chains net sales grew 26.7% over the year ended December 31, 2020 as we grew our business with existing customers and added new customers. Offering a larger range of products, coupled with our ability to provide custom specifications and configurations to existing products, will allow us to better serve the needs of our customers and increase retention further. We have historically experienced consistently high customer retention rates as a result of our dedication to our customers and our hands-on approach. For the year ended December 31, 2021 our major customer retention rate, defined as year over year retention of our top 200 customers, was 95%.

Expand our customer base via new capabilities, geographies, products, services and end markets
We believe our addressable market continues to grow as emerging businesses like Grubhub, Uber Eats, DoorDash and others expand the need for foodservice disposable products. We plan to continue to add new experienced sales team members to broaden our reach and more efficiently provide customer service as we grow. We also intend to add to our distribution capabilities by expanding our existing distribution centers and considering opportunities for additional distribution centers in the United States. In addition, we plan to continuously evaluate and expand our product and service offerings to respond to customer demand and enter new end markets, including sports venues, supermarket chains, airlines and other non-traditional foodservice markets. We see substantial opportunity to further expand our customer base with many individual customers through our select food and drink offerings (i.e. bubble tea, coffee, sauces and syrups) available via our e-commerce channel. In addition, we see significant opportunity with supermarket chains to gain wallet share by providing fruit trays, vegetable containers, compostable meat trays and other related items, all of which are higher margin products than some of our other products.
Pursue strategic acquisitions
We have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution and logistics network, increase our operating efficiency and add additional products and capabilities. Although we do not have current plans to pursue a specific acquisition target, we may explore such targets in the next 12 months. We continue to consider and evaluate certain acquisition opportunities across the United States that we expect would enhance our national footprint. Additionally, the potential to acquire existing and new suppliers, particularly in the U.S., may further reduce our reliance on the Asian supply chain, creating more diversified sourcing options for our customers.
Our Industry
The disposable foodservice products industry is large and growing. The primary categories of disposable foodservice products include food packaging, containers, tableware, cups, lids, cutlery, straws, napkins and bags. The large breadth and scope of products is reflected in the diverse nature of the industry participants, which range from large international conglomerates to smaller regional and niche companies. As a result, the industry is represented by a large number of companies and remains highly fragmented. Similarly, end customers of the disposable foodservice products industry are equally diverse in composition. The restaurant and foodservice categories that are the primary purchasers of our products include quick service restaurants, fast casual, convenience stores, specialty drink establishments, casual dining and increasingly, premium casual and family dining restaurants. We estimate our growth to significantly outpace the industry average given our increase in sales of high demand items like take-out containers and bags, our ability to continuously augment our product offering to address customer needs and our avoidance of product categories in decline, including Styrofoam and other materials in the process of being banned under various governmental regulations.
The industry is currently experiencing a period of both growth and transition as a result of several key factors that have emerged in recent years and have accelerated during the COVID-19 pandemic. These include the growing market for food delivery and take-out dining; new governmental regulations primarily resulting from an increasingly environmentally-conscious public; and growing consolidation within the disposable foodservice products industry. We believe that we will benefit from a continuation of these market trends due to our diverse product offering, customer-centric approach, commitment to environmentally-friendly products and the flexibility of our business model.
Food delivery and take-out
With the growing trend towards at home dining and mobility-oriented e-commerce, food delivery and take-out dining are currently experiencing rapid growth. Data from the National Restaurant Association and Technomic shows that operators are increasingly acknowledging the importance of off-premises dining, with 78% of operators saying off-premises programs are a strategic priority. Based on data from Uber’s acquisition of Postmates, the online delivery market was $19 billion in 2018 and is expected to grow at a compound annual growth rate of 18.1% to $61 billion by 2025. This growth is driven in large part by e-commerce companies such as Grubhub, Uber Eats, DoorDash and others. We believe the market opportunity will continue to expand for years to come. In order to benefit from this growing market trend, foodservice establishments are actively trying to provide a high quality at-home dining customer experience that is comparable to the in-restaurant experience. Central to this effort is food quality and overall presentation where take-out containers and related products play a critical role. Restaurants are seeking to develop high quality, customized disposables that not only provide the freshest and best possible food experience, but also provide a premium, branded at-home dining experience.
Governmental regulations
Environmental concerns regarding disposable products broadly have resulted in a number of significant changes that are specific to the foodservice industry, including regulations applicable to our customers. State and local governments have been actively enacting legislation that prohibits certain types of end-products as well as the use of certain raw materials used in manufacturing. In September 2018, the state of California effected legislation that severely restricts the use of plastic straws in full service restaurants beginning January 1, 2019. Similar legislation has been enacted by local governments and municipalities throughout the country. In addition to plastic straws, in July 2018, the city of Seattle banned the use of plastic utensils at all foodservice businesses. Additionally, numerous local legislative prohibitions on the use of single use Styrofoam products have been implemented. This includes New York City, where a ban on single use Styrofoam became effective in January 2019 and a state-wide ban on single-use plastic carryout bags became effective in March 2020. As of March 2022, 12 states have passed state-wide legislation regarding single-use plastic bags, and nine states have passed state-wide legislation regarding Styrofoam products. We expect this trend to continue on a national scale as foodservice establishments are looking to source alternative products made from biodegradable materials and other environmentally-friendly options. We believe we are well positioned to benefit from increasing government regulation and environmental concerns given our strong portfolio of sustainable products, including our Karat Earth® line.
Additionally, evolving foreign trade policy by the U.S. federal government has resulted in the imposition of tariffs on a number of imported foodservice disposable products, including those imported from China. To avoid the resulting higher product costs, many domestic purchasers may seek to establish alternative distribution channels and source products from U.S. based manufacturers or from other, non-tariffed countries.
Industry consolidation
Over the last several years, there has been significant consolidation within the industry, both in distribution and manufacturing. This is due in part to larger and more established companies seeking to generate growth and maintain profitability through the expansion of their product offering. As is common in the disposable foodservice products industry, larger companies typically broaden their product portfolio through the acquisition of established companies, rather than building out new product categories organically. As consolidation occurs, existing customers often find themselves facing challenges of changing product availability, discontinuations, increasing prices, support staff turnover and other potential transition-related challenges. These challenges can be highly disruptive to a customer’s business and as a result, the customers often seek out other stable and more reliable channels for product sourcing.
Our Products
We offer a wide selection of high-quality, cost effective food packaging products and disposables.
We work in close collaboration with our customers to develop products to meet the needs unique to their individual businesses. This includes developing containers and food storage items that are both visually appealing and that deliver the best possible food quality and freshness. Additionally, we are able to custom print or label many of our products, to help our customers brand the at home dining experience of their customers. We supply a wide range of products for the foodservice industry, including:
•    food and take-out containers;
•    bags;
•    tableware;
•    cups;
•    lids,
•    cutlery,
•    straws,
•    specialty beverage ingredients;
•    equipment; and
•    gloves.
Karat Earth®
Karat Earth® is our specialty line of environmentally-friendly products that are made from renewable resources that are ethically sourced. We have never used Styrofoam in any of our Karat products. The Karat Earth® line includes food containers, tableware, cups, lids, utensils and straws. Customers can order products that are plain or custom printed to feature their brand.
Our Karat Earth® products are Cedar Grove Certified and Biodegradable Products Institute (BPI) Certified Compostable. Karat Earth® plastic products are made from polylactic acid (PLA) sourced from NatureWorks Ingeo PLA. Ingeo PLA is a non-petroleum based, biopolymer that is manufactured from plant sugars. Due to its material composition, Ingeo PLA is non-volatile, non-toxic and odorless if incinerated.
During the year ended December 31, 2021, net sales of our Karat Earth® products increased by 19.2% as compared to the year ended December 31, 2020. We intend to invest in research and development for our Karat Earth® line to significantly expand our product offering to meet the needs of our customers and the evolving regulatory landscape.

Our Distribution and Logistics Network
We sell and distribute our products to over 77,000 customers across the United States. We partner with foodservice establishments of every size, with our customers ranging from large multi-national restaurant chains to regional and smaller-chain establishments. Our customers benefit from our broad product offering which allows them to streamline their procurement process by purchasing all of their disposable goods from a single-source provider. We also sell our products directly to leading restaurant supply companies that distribute products to a wide range of food-service establishments internationally.
Our growing sales force works closely with our customers to tailor the optimal mix of products to meet the unique needs of their businesses. We intend to continue to hire additional sales personnel nationally to expand our sales reach, geographic footprint and increase our penetration into the different market segments of the foodservice industry.
We work closely with our customers to develop an optimal logistics and supply chain solution customized to their businesses. We have built a flexible distribution system which allows our customers to order and receive products on a timely basis based on the real-time needs of their businesses. In addition to regularly scheduled delivery intervals, our customers can order and schedule delivery of products via telephone, facsimile, email or through our online e-commerce platform at www.lollicupstore.com and our storefront on Amazon.com. Our regional warehouses and distribution centers allow us to deliver products on a timely basis to key population centers across the United States. Depending on the needs of our customers, final product delivery to their stores or affiliated distribution centers occurs via courier package delivery or through our company-employed delivery drivers.
E-Commerce Platform
In 2004, we established our e-commerce platform at www.lollicupstore.com, to provide an additional channel for our customers to purchase our products. We have recently made significant investments to establish and grow our e-commerce distribution channel. This channel, utilized primarily by small- and medium-sized businesses, served over 73,000 customers during the year ended December 31, 2021, growing net sales by 51.4% compared to the year ended December 31, 2020. We primarily attribute this growth to increased sales of take-out containers, bags and related products tied to amplified take-out and delivery activity that commenced during the second quarter of 2020 as the U.S. adapted to restrictions imposed during the COVID-19 pandemic, coupled with our increased marketing and promotional efforts. We have recently added a storefront on Amazon.com to complement our www.lollicupstore.com to enable easier and broader access for online customers. We view this as part of a broader acceleration in the shift in consumer preferences towards food delivery and “to-go” ordering, which we expect to continue in the foreseeable future. Our e-commerce channel offers the entire range of our products for online procurement, and we believe it will continue to remain a key growth driver for our business going forward. Additionally, the e-commerce channel enables us to cross market other products to our customers that they may be purchasing from competitors. We are evaluating introducing a subscription model similar to Amazon Prime to drive additional growth in this area.

Our Corporate Structure
Set forth below is an organizational chart which identifies the Company and its consolidated entities as:

Please see Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the agreements between our variable interest entity and us.

Intellectual Property

Our intellectual property portfolio includes 16 active trademarks, including Lollicup, Karat, Karat Earth® and Strawless, and five registered copyrights.

Environment and Sustainability

Our commitment to practicing environmental sustainability is exhibited in every aspect of our business. We believe in the promise of a sustainable future and actively collaborate with our customers, suppliers and communities to provide sustainable packaging solutions. Since our inception, we made the conscious decision to never use Styrofoam in any of our products. We established Karat Earth® in 2008 as an eco-friendly line of foodservice products, including food and take out containers, bags, tableware, cups, lids, cutlery and straws and we continue to invest in the research and development to significant expand the product offering in our Karat Earth® line. We are driving continuous improvements in bringing innovative eco-friendly products that meet the needs of our customers and our plant and enhancing our energy and waste management infrastructure in our sustainability journey.

Human Capital Management

As of March 1, 2022, we had 680 full-time employees and 711 total employees. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are good.

Employee safety and well-being is our top priority. We are committed to supporting employees’ professional development as well as providing a safe and inclusive workplace. We develop and administer company-wide policies to ensure the safety of each team member and compliance with Occupational Safety and Health Administration (OSHA) standards. This includes periodic safety training and assessments as well as annual safety audits. In response to the COVID-19 pandemic, we have enacted enhanced health and safety protocols, including sanitizing procedure and health checks, at our facilities to ensure the health and safety of our employees.

Diversity, equity and inclusion ("DE&I") are critical underpinnings of our shared values. DE&I helps foster innovation, cultivate an environment filled with unique perspectives and drive engagement, innovation and organizational growth. Our focus to date has been increasing awareness amongst our employees on the importance of DE&I.

Our goal is to attract and retain talents with diversified skill sets and experience, and to help our workforce maintain a positive, productive and connected work experience. To further this objective, our engagement approach focuses on clear communication and recognition and fostering a high-performance culture. We communicate through regular employee meetings, at both the corporate and operating division levels, with business and market updates and information on production, safety, quality and other operating metrics. We have many recognition-oriented awards throughout our company, including our corporate and divisional awards of excellence. In addition, we measure employee engagement on an ongoing basis, as we believe an engaged workforce leads to a more innovative, productive and profitable company. We obtain feedback from our employees to implement programs and processes designed to keep our employees connected with the Company.

Respect for human rights is fundamental to our business and its commitment to ethical business conduct. Good corporate governance and transparency are fundamental to achieving our vision of becoming a leading in all our markets. Our employees are expected to act with integrity and objectivity and to always strive to enhance our reputation and performance. We maintain a Code of Ethics which is attested by every employee and provides our framework for ethical business.

Corporate Information

We were founded in 2000 by Alan Yu and Marvin Cheng in San Gabriel, California as Lollicup USA Inc., a California corporation. Initially our business was focused on the establishment, franchising and licensing of bubble tea stores nationwide. Considered a pioneer for the bubble tea business in North America, our business grew rapidly from a single Lollicup Tea Café store in 2000 to more than 60 stores in 2006. In order to ensure consistency across our stores, we expanded our focus in 2004 to include the distribution of supplies for the bubble tea industry. In 2013, we sold the retail bubble tea business to certain of Lollicup’s shareholders. In 2014, as a result of a growing demand across the foodservice industry for our packaging goods, we began distributing and manufacturing products under our Karat brand in our California facility.

In September 2018, we incorporated Karat Packaging Inc. in Delaware, and the Company, Lollicup, and Messrs. Yu and Cheng and the other shareholders of Lollicup (together, the “Lollicup Shareholders”) entered into a share exchange agreement and plan of reorganization whereby the Lollicup Shareholders exchanged their shares of common stock in Lollicup for an equal number of shares of common stock of the Company, resulting in Lollicup becoming a wholly-owned subsidiary of the Company. Our principal executive and administrative offices are located at 6185 Kimball Avenue, Chino, CA 91708, and our telephone number is (626) 965-8882. Our website address is www.karatpackaging.com. For additional historical information about us, see Note 1 — Nature of Operations in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or (the "Exchange Act"), and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

Available Information

Our Internet website is www.karatpackaging.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the other information set forth in this Annual Report on Form 10-K, including our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," before deciding to invest in our common stock. If any of the events or developments described below occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our common stock could decline, and investors could lose all or part of their investment.

Risks Related to Our Industry

Demand for our products could be affected by changes in laws and regulations applicable to food and beverages and changes in consumer preferences.

We manufacture and distribute single-use disposable products made of plastic, paper, biopolymer and other compostable products. Our products are primarily used in restaurant and foodservice settings, and therefore they come into direct contact with food and other consumable products. Accordingly, our products must comply with various laws and regulations for food and beverage service applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products.

Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health and environmental-related concerns and perceptions.

Furthermore, we are subject to social and cultural changes, which could impact demand for certain products. For example, the banning of plastic straws was triggered by a social media backlash, which caused corresponding legislative changes within a short time period, resulting in the ban of plastic straws in certain jurisdictions, and a movement toward eco-friendly packaging. If we are unable to quickly adapt to changes in consumer preferences and subsequent legislation, our financial condition and results of operations could be adversely affected.

Supply chain disruptions could interrupt product manufacturing and increase product costs.

While we have taken measures to diversify and expand our supplier network, we continue to rely on third-party manufacturers outside the U.S. to produce most of our products. Global industry-wide logistics challenges have negatively impacted us during 2021 when international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports. Significantly higher freight costs and demurrage charges have dampened our margin in 2021. Failure to adequately source and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, and diminished brand loyalty. We expect to still be impacted by global logistics challenges in 2022.

Raw material inflation or shortage of available materials could harm our financial condition and results of operations.

Raw materials are subject to price fluctuations and availability, which could result from external factors, such as the COVID-19 pandemic, weather-related events, or other supply chain challenges, that are beyond our control. We typically do not enter into long-term fixed price contracts with our suppliers, and our suppliers could pass on raw material price increases to us. Historically, we have been able to mitigate the impact of higher costs by increasing our selling prices. However, due to the lag between the sourcing or the manufacturing of our products and sales to our customers, margin could be negatively impacted in periods of rising raw materials until price actions are in place. Raw material shortages, especially with respect to polyethylene terephthalate, or PET, plastic resin, or our inability to timely pass through increased costs to our customers may adversely affect our business, financial condition and results of operations.

We operate in a highly competitive environment and may not be able to compete successfully.

The single-use disposable foodservice products industry is extremely competitive and highly fragmented. Many of the companies that compete in our industry are significantly larger with greater resources, have greater brand recognition and have a larger product offering. We may be unsuccessful in our efforts to compete against such large and established companies. In addition, our current or potential competitors may offer products at a lower price, or products and services that are superior to ours. Our success depends upon successful research, development and engineering efforts to utilize emerging and legislatively mandated raw materials, our ability to expand or modify our manufacturing capacity, and the extent to which we are able to convince customers and consumers to accept our new products. If we fail to successfully innovate, introduce, market, and manufacture differentiated and price-competitive products relative to those of our competitors, our ability to maintain or expand our net sales and to maintain or enhance our industry position or profit margins could be adversely affected. This, in turn, could materially adversely affect our business, financial condition, results of operations or cash flows.

Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemic (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in demand for our products and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Changes in freight carrier costs related to the shipment of our products could have a material adverse impact on our results of operations.

We rely upon third-party ocean freight, air freight and land-based carriers for product shipments to our customers. Any failure to obtain sufficient freight capacity on a timely basis or at favorable shipping rates will result in our inability to receive products from suppliers or deliver products to our customers in a timely and cost-effective manner, which will result in a material adverse impact on our business, financial condition, results of operations or cash flows.

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.

Restaurant dining and food delivery services are generally considered discretionary items for end-consumers. Therefore, the success of our business depends significantly on broader economic factors and trends in consumer spending, especially those that relate to consumer dining preferences and spending patterns. There are a number of factors that influence dining-related consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability and unemployment rates. Consumers have broad discretion as to where to spend their disposable income and may choose to reduce their restaurant and foodservice spending which would negatively impact our customers. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices, and harm to our business and results of operations.

Changes in tax laws or changes in our geographic mix of earnings could have a material impact on our financial condition and results of operation.

We are subject to income and other taxes in the many jurisdictions in which we operate. Tax laws and regulations are complex and the determination of our global provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. We are subject to routine examinations of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. Our future income taxes could also be negatively impacted by our mix of earnings in the jurisdictions in which we operate being different than anticipated given differences in statutory tax rates in the countries in which we operate. In addition, tax policy efforts to raise global corporate tax rates could adversely impact our tax rate and subsequent tax expense.

We rely on a combination of purchase orders and supply contracts with our suppliers and manufacturers. Some of these relationships are not exclusive, which means that these suppliers and manufacturers could produce similar products for our competitors.

We rely on a combination of purchase orders and supply contracts with our suppliers and manufacturers. With all of our suppliers and manufacturers, we face the risk that they may fail to produce and deliver supplies or our products on a timely basis, or at all. Furthermore, the products they manufacture for us may not comply with our quality standards. In addition, our suppliers and manufacturers may raise prices in the future, which would increase our costs and harm our margins. Even those suppliers and manufacturers with whom we have supply contracts may breach these agreements, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. As a result, we cannot predict with certainty our ability to obtain supplies and finished products in adequate quantities, of required quality and at acceptable prices from our suppliers and manufacturers in the future. Any one of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our customers, and increase our product costs thereby reducing our margins.

In addition, our arrangements with our manufacturers and suppliers are not exclusive. As a result, our suppliers or manufacturers could produce similar products for our competitors, some of which could potentially purchase products in significantly greater volume. Our competitors could enter into restrictive or exclusive arrangements with our manufacturers or suppliers that could impair or eliminate our access to manufacturing capacity or supplies. Our manufacturers or suppliers could also be acquired by our competitors, and may become our direct competitors, thus limiting or eliminating our access to supplies or manufacturing capacity. If our independent suppliers and manufacturing partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations would be harmed.

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’ and manufacturers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers and manufacturers and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers or manufacturers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

Risks Related to Our Business

The continuing effects of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

Since COVID-19 was declared a global pandemic by the World Health Organization, our business, operations and financial performance have been, and may continue to be, affected by the macroeconomic impacts resulting from the efforts to control the spread of COVID-19. As a result of the scale of the ongoing pandemic, including the introduction of new variants of COVID-19 and vaccination and other efforts to control the spread, our revenue growth rate and expenses as a percentage of our revenues in future periods may differ significantly from our historical rates, and our future operating results may fall below expectations. We may also experience additional operating costs due to increased challenges with our workforce (including as a result of labor shortages, illness, absenteeism or government orders), and access to supplies and capital. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions and economic conditions. Furthermore, the impacts of potential worsening of global economic conditions, inflation pressures and continued disruptions to and volatility in the financial markets remain unknown.

Our business is subject to the risk of earthquakes, fire, power outages, floods, pandemics, and other catastrophic events, and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

As we rely heavily on our manufacturing facilities, our business is particularly vulnerable to damage or interruption from earthquakes, fires, floods, pandemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, distribution centers, and manufacturing facilities are located in California, a state that frequently experiences earthquakes and wildfires, and Texas, a state that frequently experiences floods and storms. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California or Texas or other locations where we have operations or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

International political instability and terrorist activities could result in market instability, which could negatively impact our business results.

Terrorist activities and armed conflicts, including recent escalation in regional conflicts, including the Russian invasion of Ukraine and increasing tensions between China and Taiwan, could result in economic sanctions that could impact our operational and financial results. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s results of operations, financial condition and cash flows. In addition, international conflict could result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products and solutions, reduced customer purchasing power, decreased consumer demand, increased price pressure, and reduced or cancelled orders; increased risk of cyber-attacks; and market instability, which could adversely impact our overall business results.

We may not have adequate insurance coverage.

We may not have adequate insurance coverage. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Our business could be harmed if we are unable to accurately forecast demand for our products or our results of operations.

To ensure adequate inventory supply, we forecast inventory needs and often place orders with our manufacturers before we receive firm orders from our customers. If we fail to accurately forecast demand, we may experience excess inventory levels or a shortage of product to deliver to our customers.

If we underestimate the demand for our products, we, or our manufacturers, may not be able to scale to meet our demand, and this could result in delays in the shipment of our products and our failure to satisfy demand, as well as damage to our reputation and customer relationships. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm our gross margins. In addition, failures to accurately predict the level of demand for our products could cause a decline in sales and harm our results of operations and financial condition.

In addition, we may not be able to accurately forecast our results of operations and growth rate.

Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results.

Failure to accurately forecast our results of operations and growth rate could cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all.

We may experience delays or disruptions in the shipment of our goods through operational ports.

We rely on the timely and free flow of goods through open and operational ports, both domestic and international, from our suppliers and manufacturers. Labor disputes or disruptions at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially causing delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and significant incremental demurrage charges. Such disruptions could harm our business, results of operations, and financial condition.

Accordingly, we are subject to risks, including labor disputes, union organizing activity, inclement weather, and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel and ocean freight rises, the cost to source and deliver products may rise, which could harm our profitability.

We may continue to incur significant capital expenditures which could affect our ability to meet our obligations and may otherwise restrict our growth.

As we continue to grow our businesses, we may continue to incur significant capital expenditures, including the leasing of additional warehouse space, the purchase of manufacturing equipment and trucks and trailers to support our distribution and logistics capabilities and the investment in our E-commerce platform. Such purchases and investments could affect our ability to service our existing debt obligations or limit our ability to respond to business opportunities, pursue acquisitions or otherwise restrict our continued growth and expansion.

Labor cost inflation and the unavailability of skilled workers could disrupt our business.

Labor is subject to cost inflation and availability, due to external factors, such as the COVID-19 pandemic and workforce participation rates, that are beyond our control. As a result, there can be no assurance we will be able to recruit, train, assimilate, motivate and retain employees in the future. The loss of a substantial number of these employees and our inability to hire and replace our workforce could disrupt our business and result in significant losses.

Our growth depends, in part, on expanding into additional foodservice and geographic markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current customer base and demographic, but also continuing to expand our business into other foodservice markets and geographies. The growth of our business will depend, in part, on our ability to continue to expand into additional foodservice markets including grocery stores, entertainment venues, airlines and other non-traditional foodservice venues. Additionally, we are expanding our sales and marketing efforts to further penetrate additional geographies across the United States, and we may encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we cannot assure you that we will be successful. If we are not successful, our business and results of operations may be harmed.

Because we have entered into a significant number of related party transactions through the course of our routine business operations, there is a risk of conflicts of interest involving our management, and that such transactions may not reflect terms that would be available from unaffiliated third parties.

In the course of our normal business, we have purchased products, raw materials and supplies from our related parties, including an entity owned by our CEO Alan Yu’s brother, Jeff Yu, who until 2021 was employed as an account manager for our national sales team. In addition, our Texas facility and our New Jersey facility are each owned and leased to us by our variable interest entity, wherein we are the primary beneficiary and in which we have an equity interest and which is controlled by one of our stockholders. In all related party transactions, there is a risk that even if the Company personnel negotiating on behalf of the Company with the related party are striving to ensure that the terms of the transaction are arms-length, the related party’s influence may be such that the transaction terms could be viewed as favorable to that related party. The section “Related Party Transactions” in the Notes to the Consolidated Financial Statements in this Form 10-K provide specific information about our prior related party transactions. We may engage in additional related party transactions in the future, which will be subject to review and approval by our nominating and corporate governance committee pursuant to the Company’s related party transactions policy.

We rely on third-party contract manufacturers and conflicts with, or loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.

Certain of our products are produced by third-party contract manufacturers. We face the risk that these third-party contract manufacturers may not produce and deliver our products on a timely basis, or at all. We may also experience the inability of our third-party contract manufacturers to meet the increased demand of our customers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and regulatory and customer requirements, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or disruption to their operations caused by fire, terrorist attack, natural disaster, or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace their manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards.

If we are unable to successfully design and develop new products, our business may be harmed.

To maintain and increase sales we must continue to introduce new products and improve or enhance our existing products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand. The design and development of our products is costly and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brand, business, financial condition, and results of operations.

We may be subject to liability if we infringe upon the intellectual property rights of third parties.

Third parties have sued, and may sue us in the future for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party. In addition, any payments we are required to make, and any injunction we are required to comply with as a result of such infringement, could harm our reputation and financial results.

Our current and future products may experience quality problems from time to time that can result in product returns, negative publicity, litigation, product recalls, and warranty claims, which could result in decreased sales and operating margin, and harm to our brand.

Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Defects in materials or components can unexpectedly interfere with the products’ intended use and safety and damage our reputation. Failure to detect, prevent, or fix defects could result in a variety of consequences, including a greater number of product returns than expected from customers, litigation, product recalls, and credit claims, among others, which could harm our sales and results of operations. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to product recalls, warranty, or other claims. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also harm our brand and decrease demand for our products.

We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities may harm our operating performance.

We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our facilities may require periodic shutdowns to perform major maintenance. These scheduled shutdowns of facilities may result in decreased sales and increased costs in the periods in which they occur and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during shutdown periods.

Many of our operating costs and expenses are fixed and will not decline if our revenues decline.

Our results of operations depend, in large part, on our level of revenues, operating costs and expenses. The expense of owning and operating our business is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the business. As a result, if revenues decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. Many of the costs associated with our business and operations, such as insurance, loan payments and maintenance, and rent payments generally will not be reduced if circumstances cause our revenues to decrease, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations. Additionally, upon the expiration of our facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If this occurs, it could have a material adverse impact on our financial conditions and results of operations.

We depend on our information technology systems, as well as those of third parties, to design and develop new products, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, manage inventory and our supply chain as well as to conduct and manage other activities. Any material disruption or slowdown of our systems or those of third parties that we depend upon, including a disruption or slowdown caused by our failure to successfully manage significant increases in user volume or successfully upgrade systems, system failures, viruses, ransomware, security breaches, or other causes, could cause information, including data related to orders, to be lost or delayed, which could result in delays in the delivery of products to retailers and customers or lost sales, which could reduce demand for our products, harm our brand and reputation, and cause our sales to decline. If changes in technology cause our information systems, or those of third parties that we depend upon, to become obsolete, or information systems are inadequate to handle our growth, particularly as we increase sales through our online sales channel, we could damage our customer and business partner relationships and our business and results of operations could be harmed.

Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management. In addition, our management team has limited experience managing a public company.

We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team, or any new members of our management team, will be able to successfully execute our business and operating strategies.

Most of our management and other personnel have little experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the reporting requirements for publicly-traded companies. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. These factors could cause adverse effects on our business and results of operations.

We may not be able to effectively manage our growth.

As we grow our business, slower growth or reduced demand for our products, increased competition, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or market could harm our business. We expect to make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products. In addition, in connection with operating as a public company, we will incur significant additional legal, accounting, and other expenses that we did not incur as a private company. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

We have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased substantially over the past several years. We have only a limited history operating our business at its current scale. Our management team does not have substantial tenure working together. Consequently, if our operations continue to grow at a rapid pace, we may experience difficulties in managing this growth and building the appropriate processes and controls.

Continued growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

We may become involved in legal or regulatory proceedings and audits.

Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming our business, financial condition, and results of operations. Any pending or future legal or regulatory proceedings and audits could harm our business, financial condition, and results of operations.

We are subject to payment-related risks.

For our online sales, as well as for sales to our customers, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift certificates. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. Any failure to comply could significantly harm our brand, reputation, business, and results of operations.

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our customers in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our large retail partner base, and we make allowances for doubtful accounts, we nevertheless run the risk of our customers not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our customers were not able to meet their payment obligations, our results of operations could be harmed.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management has identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. For a description of the identified material weaknesses, see Part II, Item 9A, “Controls and Procedures.” In connection with management’s identification of these material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

As further described in Item 9A “Controls and Procedures,” we have undertaken steps to improve our internal control over financial reporting. We expect that we will need to improve existing procedures and controls, and implement new ones, to remediate the material weaknesses. We may not be successful in making the improvements necessary to remediate the material weaknesses identified by management or be able to do so in a timely manner. Any inability to remediate the material weaknesses effectively or in a timely manner, or the identification of any new material weaknesses in the future, could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our common stock may decline as a result.

Risks Related to the International Nature of Our Operations

If additional tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Historically, there have been tariffs and other trade restrictions and various alterations to trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. If additional tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business and results of operations may be materially harmed.

These tariffs have the potential to significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

If we fail to timely and effectively obtain shipments of products from our overseas manufacturers, our business and results of operations could be harmed.

Our overseas third-party contract manufacturers ship most of our products to our primary facility in California, which are then shipped to our customers and to our distribution facilities in Texas, Washington, New Jersey and South Carolina. Because we import many of our products, we are vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our customers in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, and political risks associated with international trade and those markets.

Many of our products are manufactured outside the United States. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, which prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; and (f) the imposition of tariffs on components and products that we import into the United States or other markets. We cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

Foreign exchange rate fluctuations could affect our results of operations.

Our third-party manufacturers are located in international markets, and we make payment to certain of these manufacturers in currency other than U.S. Dollars, including payments made in New Taiwan Dollars. Any fluctuations in foreign exchange rates against the U.S. Dollar, and in particular the exchange rates of the New Taiwan Dollar, could increase our costs, and have a material adverse impact on our business, financial condition, cash flows and results of operations.

Risks Related to Ownership of Our Common Stock

Our directors, executive officers, and significant stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 1, 2022, our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate 73.1% of our outstanding common stock. As a result, these stockholders, acting together or in some cases individually, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or in some cases individually, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

•delaying, deferring, or preventing a change in control of the company;

•impeding a merger, consolidation, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

Our stock price may be volatile or may decline, including due to factors beyond our control, resulting in substantial losses for investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our results of operations;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•ratings changes by any securities analysts who follow our company;
•sales or potential sales of shares by our stockholders, or the filing of a registration statement for these sales;
•adverse market reaction to any indebtedness we may incur or equity we may issue in the future;
•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•publication of adverse research reports about us, our industry, or individual companies within our industry;
•publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products that gain market acceptance;
•changes in operating performance and stock market valuations of our competitors;
•price and volume fluctuations in the overall stock market, including as a result of trends in the United States or global economy;
•any major change in our board of directors or management;
•lawsuits threatened or filed against us or negative results of any lawsuits;
•security breaches or cyberattacks;
•legislation or regulation of our business;
•loss of key personnel;
•new products introduced by us or our competitors;
•the perceived or real impact of events that harm our direct competitors;
•developments with respect to our trademarks, patents, or proprietary rights;
•general market conditions; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events, which could be unrelated to us or outside of our control.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry, as well as those of newly public companies. In the past, stockholders of other public companies have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, results of operations, financial condition, reputation, and cash flows. As a result, you may be unable to resell your shares of common stock at or above the initial public offering price.

Acquisitions could result in operating difficulties and may materially adversely affect our business, financial condition, results of operations and growth prospects.

We have evaluated, and expect to continue evaluating, potential strategic transactions, and we may pursue one or more transactions, including acquisitions. We have limited experience executing acquisitions. Any transaction could be material to our business, financial condition, results of operations and growth prospects. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Acquisition-related risks include:

•diverting management time and focus from operating our business to acquisition integration;
•customers moving to new suppliers as a result of the acquisition;
•inability to retain employees from the business we acquire;
•challenges associated with integrating employees from the acquired company into our organization;
•difficulties integrating accounting, management information, human resource and other administrative systems to permit effective management of the business we acquire and realize efficiencies;
•potential requirements for remediating controls, procedures and policies appropriate for a public company in the acquired business that prior to the acquisition lacked these controls, procedures and policies;

•potential liability for past or present environmental, hazardous substance, or contamination concerns associated with the acquired business or its predecessors;
•possible write-offs or impairment charges resulting from the acquisition; and
•unanticipated or unknown liabilities relating to the acquired business.

Also, the anticipated benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, debt incurrence, contingent liabilities or amortization expenses or goodwill write-offs, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.
Substantial future sales, or the perception or anticipation of future sales, of shares of our common stock could cause our stock price to decline.

Our stock price could decline as a result of substantial sales of our common stock, or the perception or anticipation that such sales could occur, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 25, 2022, we have 19,809,424 shares of our common stock outstanding.

In addition, there are up to 2,000,000 shares of common stock that we may issue under our Stock Incentive Plan, and they will be eligible to be sold freely in the public market upon issuance, subject to volume limitations applicable to affiliates and the existing lock-up agreements.

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.

Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for: (i) any derivative action or proceeding brought against or on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, (iv) any action as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery in the State of Delaware, or (v) any action asserting a claim governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be the Court of Chancery in the State of Delaware (or, only if the Court of Chancery in the State of Delaware declines to accept jurisdiction over a particular matter, any state or federal court located within the State of Delaware). However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits. Furthermore, Section 22 of the Securities Act provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits.

Although we believe the exclusive forum provision benefits us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.

We may issue preferred stock, the terms of which could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

We do not intend to pay dividends for the foreseeable future. If our stock price does not appreciate after you purchase our shares, you may lose some or all of your investment.

We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Karat Packaging Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any.

As a holding company, our principal source of cash flow will be distributions from Lollicup, our wholly-owned subsidiary. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, in the future will depend on the ability of our subsidiaries to generate sufficient cash flow to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they are wholly owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that may be contained in our subsidiary agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of any creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us is limited in any way, our ability to fund and conduct our business, service our debt, and pay dividends, if any, could be harmed.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease to regularly cover us or fail to publish reports, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Risks Related to Our Capital Structure

Outstanding indebtedness may reduce our available funds.

We have approximately $36.7 million in outstanding indebtedness as of December 31, 2021. The loans are held at multiple banks and are secured by the Company’s property and equipment as the collateral for the debt. There can be no guarantee that we will be able to pay all amounts when due or to refinance the amounts on terms that are acceptable to us or at all. If we are unable to make our payments when due or unable to refinance such amounts, our key equipment could be repossessed, our property could be foreclosed and our business could be negatively affected.

The terms of the debt agreements impose significant operating and financial restrictions on us. These restrictions could also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including but not limited to: incurring or guaranteeing additional debt financing; transferring or selling assets currently held by us; and transferring ownership interests in certain of our subsidiaries. The failure to comply with any of these covenants could cause a default under our other debt agreements. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on favorable terms, if any.

We depend on cash generated from outside sources of funding to support our growth.

Although we have in the past generated positive cash flow from operating activities, outside sources of equity and debt capital is an important source of fund for our current operations and growth initiatives. As we expand our business, we will need significant cash resources to fund operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand geographically, and to further invest in our sales, manufacturing and marketing efforts and our e-commerce platform. If we are unable to secure additional outside funding or if our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available, our business will be negatively impacted and restricted. If such outside financing is not available to us on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that would create additional cash demands and financial risk for us.

If our goodwill, other intangible assets, or our property and equipment become impaired, we may be required to record a charge to our earnings.

We may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value are subject to significant judgment. Although impairments are non-cash expenses, they could materially affect our future financial results and financial condition.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change significantly, our results of operations could be harmed.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and related notes included elsewhere in this Form 10-K. These estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of sales and expenses that are not readily apparent from other sources. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, and could result in a decline in our stock price.

General Risk Factors

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the extended transition period for adopting new or revised financial statements under the JOBS Act as an emerging growth company.

For as long as we continue to be an emerging growth company, we intend to take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended or the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute arrangements, and reduced financial reporting requirements. Investors may find our common stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our common stock, increased price fluctuation, and a decrease in the trading price of our common stock.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year in which the fifth anniversary of the date of our IPO prospectus occurs.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq listing standards and other applicable securities laws, rules, and regulations. Compliance with these laws, rules, and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we will need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal, administrative, or other proceedings against us and our business may be harmed.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied quickly or at all. Any failure to maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES

We lease our principal executive and administrative offices located at 6185 Kimball Avenue, Chino, California 91708. At the same location, we operate an approximately 300,000 square foot manufacturing, warehouse storage and distribution facility.

We lease (i) an approximately 500,000 square foot manufacturing, warehouse storage and distribution facility in Rockwall, Texas and (ii) an approximately 108,000 square foot warehouse storage and distribution facility in Branchburg, New Jersey from our variable interest entity, as further described in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We own and operate an approximately 63,000 square-foot warehouse storage and distribution facility in Summerville, South Carolina. In addition, we also lease and operate (i) an approximately 46,000 square foot warehouse storage and distribution facility in Sumner, Washington, (ii) an approximately 76,000 square foot manufacturing, warehouse storage and distribution facility in Kapolei, Hawaii, and (iii) an approximately 6,800 square foot distribution facility in Kapolei, Hawaii.
ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings. Although no assurance can be given, we do not believe that any of our currently pending proceedings will have a material adverse effect on our financial condition, cash flows or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “KRT.” Our common stock commenced public trading on April 15, 2021.

Holders of Common Stock

As of March 25, 2022, we had approximately 110 stockholders of record of our common stock.

Dividends

In June 2020, our board of directors declared a dividend of $0.04 per share of our common stock. No dividend was declared for the year ended December 31, 2021. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are currently no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Delaware law. However, any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	594,000 (1)	$18.76 (2)	1,311,083
Equity compensation plans not approved by stockholders	—	—	—
Total	594,000	$18.76	1,311,083

(1) This amount consists of (i) 159,000 shares of our common stock subject to unvested restricted stock units granted under our 2019 Stock Incentive Plan, and (ii) 435,000 shares subject to stock options granted under our 2019 Stock Incentive Plan

(2) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under our 2019 Stock Incentive Plan.

Sales of Unregistered Securities and Repurchases of Securities

During the fourth quarter of fiscal 2021, the Company did not sell any unregistered securities and did not repurchase any securities.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors.” and elsewhere in this Annual Report on Form 10-K. See “Forward Looking Statements” above for further explanation.
Overview
We are a rapidly-growing specialty distributor and select manufacturer of environmentally-friendly disposable foodservice products and related items. We are a nimble supplier of a wide range of products for the foodservice industry, including food and take out containers, bags, tableware, cups, lids, cutlery, straws, specialty beverage ingredients, equipment, gloves and other products. Our products are available in plastic, paper, biopolymer-based and other compostable forms. Our Karat Earth® line provides environmentally friendly options to our customers, who are increasingly focused on sustainability. We offer customized solutions to our customers, including new product development, design, printing and logistics services. While a majority of our revenue is generated from the distribution of our vendors’ products, we have select manufacturing capabilities in the U.S., which allows us to provide customers broad product choices and customized offerings with short lead times. Our goal is to be the single-source provider to our customers for all of their disposable foodservice products and related needs.
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate four other distribution centers located in Sumner, Washington, Summerville, South Carolina, Branchburg, New Jersey and Kapolei, Hawaii. Our New Jersey location is an approximately 108,000 square foot facility that opened in July 2020 and was fully operational in June 2021. In October 2021, we moved into our new 63,000 square-foot facility in South Carolina. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, Dallas, New York, Seattle, Atlanta and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.
2021 Business Highlights and Trends
•We recorded revenues of $364.2 million during 2021, which represents an increase of 23% compared to 2020, despite the decrease in net sales related to personal protective equipment (PPE) products from the peak of $38.1 million for the year ended December 31, 2020 to $2.7 million for the year ended December 31, 2021.
•We recorded net income of $22.4 million during 2021, which represents an increase of 35% compared to 2020, despite challenges posed by the commodity input cost inflation, supply chain disruption, and higher labor costs.
•We completed our initial public offering on April 15, 2021, and raised net proceeds of approximately $67.6 million.
•We acquired over 27,000 new customers, which consisted of customers through wholesale distribution and e-commerce direct-to-consumer channels.
•We added a new manufacturing and distribution facility in Hawaii through our acquisition of Pacific Cup Inc.
•We paid off all our existing debt and capital lease obligations, except for debt obligations that remain outstanding from our consolidated variable interest entity, Global Wells.
•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $37.0 million for the year, representing an increase of 3% from 2020.
•We invested $12.4 million in our logistics and manufacturing infrastructure to enhance our operation efficiency and position the business for future growth.

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
•U.S. foreign trade policy continues to evolve, such as the imposition of tariffs on a number of imported food-service disposable products, including those imported from China and other countries. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to source our raw materials or manufactured products from countries where tariffs have not been imposed by the current U.S. administration.
•The cost of the raw materials used to manufacture our products, in particular polyethylene terephthalate, or PET, plastic resin, will continue to fluctuate. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether PET plastic resin costs increase or decrease.
COVID-19 Update
Information regarding COVID-19 update is contained in Note 18 — COVID-19 Update in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates those estimates. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We believe the following critical accounting estimates and policies have the most significant impact on our consolidated financial statements:
Inventory Reserve
The Company maintains reserves for excess and obsolete inventory considering various factors including historic usage, expected demand, anticipated sales price, and product obsolescence. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that the future trend will be similar to what we have experienced in the past. As of December 31, 2021 and 2020, we had an inventory reserve of $743,000 and $675,000, respectively. A significant change in the demand or sales price could result in additional reserve and materially affect our future financial results.
Allowance for Doubtful Accounts
The Company recognizes an allowance for bad debt on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt write-offs, current past due customers in the aging as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. As of both December 31, 2021 and 2020, we had an allowance for doubtful accounts of $250,000. A significant change in the liquidity or financial position of our customers could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results.
Stock-Based Compensation
Stock-based compensation expense related to employee stock options is accounted for in accordance with ASC 718, Compensation — Stock Compensation. This standard requires the Company to record compensation expense equal to the fair value of awards granted to employees and non-employees. The fair value of restricted stock unit awards is determined based on the closing price of our common stock on the trading day immediately prior to the grant date. The fair value of stock options is estimated on the grant-date using the Black-Scholes option pricing model. Key input assumptions used in the Black-Scholes option pricing model to estimate the grant date fair value of stock options include the fair value of the Company’s common stock, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate, and the Company’s expected annual dividend yield.
The risk-free interest rate assumption for options granted under the Plan, as defined in Note 12 - Stock Based Compensation in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, is based upon observed interest rates on the United States government securities appropriate for the expected term of the stock options.
The expected term of employee stock options under the Plan represents the weighted-average period that the stock options are expected to remain outstanding. The expected term of options granted is calculated based on the “simplified method,” which estimates the expected term based on the average of the vesting period and contractual term of the stock option. Our expected term of stock options is 6.25 years.
We determine the expected volatility assumption using the frequency of daily historical prices of comparable public company’s common stock for a period equal to the expected term of the options.
The dividend yield assumption for options granted under the Plan is based on the Company’s history and expectation of dividend payouts.
We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period. Stock-based compensation expense for the years ended December 31, 2021 and 2020 was $2,026,000 and $0, respectively.
Results of Operations
Year ended December 31, 2021 Compared to the Year ended December 31, 2020

	Year Ended December 31,
	2021	2020
	(in thousands)
Net sales	$364,244	$295,518
Cost of goods sold	256,417	206,393
Gross profit	107,827	89,125
Operating expenses	84,682	61,428
Operating income	23,145	27,697
Other income/(expense)	4,383	(5,770)
Provision for income tax expense	5,089	5,259
Net income	$22,439	$16,668
Net sales
Net sales were $364.2 million for the year ended December 31, 2021 compared to $295.5 million for the year ended December 31, 2020, an increase of $68.7 million, or 23.3%. The increase in net sales was primarily driven by an increase of $55.2 million in net sales to our existing customers as we continue to grow wallet share with existing customers and an incremental net sales of $13.6 million from over 27,000 new customers in 2021. Out of the total net sales increase of $68.7 million compared to 2020, approximately $32.9 million was attributable to price increases due to the pass through of inflation, $12.6 million was incremental sales from new SKUs, $15.0 million was primarily associated with the sales volume increase and $8.2 million represented an increase in logistic services and shipping revenue. Net sales related to PPE products declined from the peak of $38.1 million for the year ended December 31, 2020 to $2.7 million for the year ended December 31, 2021.
Cost of goods sold
Cost of goods sold increased by $50.0 million, or 24.2% to $256.4 million for the year ended December 31, 2021 compared to $206.4 million for the year ended December 31, 2020. The increase in cost of goods sold was primarily due to an increase of $30.6 million in product costs driven by higher volumes and cost inflation and an increase of $24.1 million in freight and duty costs to acquire inventory from overseas primarily due to elevated ocean freight rates. These unfavorable factors were partially offset by efficiencies and productivity improvements realized.
Gross profit

Gross profit increased $18.7 million, or 21.0%, to $107.8 million for the year ended December 31, 2021 compared to $89.1 million for the year ended December 31, 2020. Gross margin was 29.6% for the year ended December 31, 2021 compared to 30.2% for the year ended December 31, 2020, a decrease of 0.6%. Freight and duty costs as a percentage of net sales increased from 6.8% in 2020 to 12.1% in 2021 primarily due to elevated ocean freight rates. This unfavorable impact on the gross margin was partially offset by higher gross profit margins driven by our direct-to-consumer sales through our online channel and several price increases that the Company implemented in 2021 to pass through the increased product costs.
Operating expenses

Operating expenses for the year ended December 31, 2021 were $84.7 million compared to $61.4 million for the year ended December 31, 2020, an increase of $23.3 million, or 37.9%. This was primarily driven by the following increases: (1) $12.0 million in shipping and transportation costs due to higher volume of products transferred and shipped to our customers combined with higher fuel costs, (2) $5.1 million in payroll-related costs due to workforce expansion, (3) $2.0 million in stock-based compensation expense, (4) $1.2 million in on-line marketing expense, and (5) $1.1 million in professional services fees.
Operating income

Operating income for the year ended December 31, 2021 was $23.1 million compared to $27.7 million for the year ended December 31, 2020, a decrease of $4.6 million, or 16.4%. The decrease was due to an increase in gross profit of $18.7 million offset by an increase in operating expenses of $23.3 million.
Other income (expense)

Other income for the year ended December 31, 2021 was $4.4 million, compared to an other expense of $5.8 million for the year ended December 31, 2020, an improvement of $10.2 million, or 176.0%. The improvement was driven by the gain on the PPP loan debt forgiveness of $5.0 million received in 2021 and a decrease in net interest expense of $4.1 million primarily due to the payoff of certain borrowings and the change in the fair value of the interest rate swap(s), which resulted in interest income of $1.5 million for the year ended December 31, 2021 and interest expense of $1.6 million for the year ended December 31, 2020.
Net income
Net income for the year ended December 31, 2021 was $22.4 million compared to $16.7 million for the year ended December 31, 2020, an increase of $5.8 million, or 34.6%. The increase was primarily driven by an increase in other income of $10.2 million partially offset by a decrease in operating income of $4.6 million, as discussed above. Provision for income taxes was $5.1 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively. The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was 18.5% and 24.0% respectively. The decrease in the effective tax rate was primarily driven by the impact from the PPP loan debt forgiveness of $5.0 million included in the effective tax rate for the year ended December 31, 2021 that was not present for the year ended December 31, 2020.

Non-GAAP Financial Measure

We use certain non-GAAP financial measures to assess our financial and operating performance that are not defined by, or calculated in accordance with GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Income; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our operating results.
Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a financial measure equal to net income excluding (i) interest expense, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) IPO related expenses, (v) gain on forgiveness of debt, and (vi) stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.

We present Adjusted EBITDA and adjusted EBITDA margin as supplemental measures of our financial performance. Adjusted EBITDA and adjusted EBITDA margin assist management in assessing our core operating performance. We also believe these measures provide investors with useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period.

Adjusted EBITDA and adjusted EBITDA margin should not be considered in isolation or as alternatives to net income or cash flows from operating activities and net income margin or other measures determined in accordance with GAAP. Also, Adjusted EBITDA and adjusted EBITDA margin are not necessarily comparable to similarly titled measures presented by other companies.

Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to adjusted EBITDA margin.

	Year Ended December 31,
Reconciliation of Adjusted EBITDA (unaudited):	2021		2020
	(in thousands)
	Amount	% of Revenue	Amount	% of Revenue
Net income:	$22,439	6.2%	$16,668	5.6%
Add (deduct):
Interest expense	1,395	0.4	5,492	1.9
Provision for income taxes	5,089	1.4	5,259	1.8
Depreciation and amortization	10,044	2.8	8,569	2.9
IPO related expenses	1,055	0.3	—	—
Gain on forgiveness of debt	(5,000)	(1.4)	—	—
Stock-based compensation expense	2,026	0.5	—	—
Other non-GAAP financial data:
Adjusted EBITDA	$37,048	10.2%	$35,988	12.2%
Liquidity and Capital Resources
Sources and Uses of Funds

Our primary sources of liquidity is cash provided by operations, borrowings under our line of credit and promissory notes, and during the year ended December 31, 2021, proceeds of our IPO offering totaling $67.6 million. We have generated positive cash flow from operations for both of the years ended December 31, 2021 and 2020. As described in Note 6 — Line of Credit, pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the “Loan Agreement”), we have a line of credit with a maximum borrowing capacity of $40.0 million (the “Line of Credit”). The Line of Credit also includes a standby letter of credit sublimit. The loan was secured by the our assets and guaranteed by our stockholders. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly.

On July 9, 2020, we amended the Line of Credit to extend the maturity date to May 23, 2022. On October 6, 2021, we amended the Loan Agreement again. Prior to October 6, 2021, interest accrued at an annual rate of prime less 0.25% with a minimum floor of 3.75%, and the amount that could be borrowed was subject to a borrowing base that was calculated as a percentage of the accounts receivable and inventory balances measured monthly. Additionally, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio.

The amendment on October 6, 2021, among other things, (1) extended the maturity date to October 6, 2023, (2) revised the interest on any line of credit borrowings to an annual rate of prime less 0.25%, with a minimum floor of 3.25%, (3) removed the requirement for the maximum amount of borrowings to be subject to a borrowing base requirement that was calculated as a percentage of accounts receivable and inventory balances, (4) removed the minimum tangible net worth and minimum debt service coverage ratio from the financial covenant requirement, and (5) added a minimum fixed charge coverage ratio in the financial covenant requirement.

Additionally, as described in Note 8 — Long-term Debt, as of December 31, 2021, we have a $21,580,000 term loan that matures in May 2029 (the “2029 Term Loan”) and a $23,000,000 term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2029 Term Loan provides for an annual interest at prime rate less 0.25% and principal payments ranging from $24,000 to $40,000 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of our and Global Well’s assets and is guaranteed by us and our stockholders. The 2026 Term Loan had an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.5%. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.

As of December 31, 2021, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of December 31, 2021, we had no balance outstanding on our Line of Credit, $20.8 million in outstanding balance under the 2029 Term Loan, and $15.9 million in outstanding balance under the 2026 Term Loan.

We also have certain contractual obligations, such as operating lease obligations and purchase obligations. At December 31, 2021, we had operating leases, primarily for manufacturing and distribution facilities, and purchase obligations primarily for machinery and equipment and constructions in certain of our facilities, expiring at various dates through 2024. As described further in Note 14 – Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we had a total of $10.3 million of minimum operating lease obligations. These minimum lease payments range from approximately $0.4 million to $3.1 million on an annual basis over the next five years. At December 31, 2021, we had purchase obligations of $10.9 million outstanding, including $8.2 million and $1.8 million and $0.9 million expiring in 2022, 2023 and 2024, respectively. Such purchase obligations are primarily related to the purchase of machinery and equipment, as we continue to invest in our manufacturing and distribution capabilities. Other than these contractual obligations, our off-balance sheet arrangements primarily consists of letters of credits issued under our Line of Credit. As of December 31, 2021, no letters of credits were outstanding under our Line of Credit.
Our ongoing operations and growth strategy may require us to continue to make investments in our logistics and manufacturing infrastructure and our e-commerce platform. In addition, we may consider making strategic acquisitions and investments, which could require significant liquidity. The COVID-19 pandemic created significant uncertainty in the global economy and capital markets for a large part of 2021, and there could be lingering adverse effects into 2022 and beyond. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund for capital expenditures to further enhance our manufacturing and logistics infrastructure and our e-commerce platform for at least the next 12 months.

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisition, we may seek to sell additional equity securities, increase use of our Line of Credit, and raise additional debt. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness. Notwithstanding the potential liquidity challenges described above, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at December 31, 2021 compared to December 31, 2020:

	December 31, 2021	December 31, 2020	Increase/(Decrease)
	(in thousands)
Current assets	$102,872	$79,777	$23,095
Current liabilities	30,764	43,137	(12,373)
Working capital	$72,108	$36,640	$35,468

As of December 31, 2021, we had a working capital of $72.1 million, as compared to working capital of $36.6 million at December 31, 2020, representing an increase in working capital of $35.5 million, or 96.8%. The improvement in working capital from December 31, 2020 was driven by (1) a decrease of $10.2 million in the current portion of long-term debt, as we paid down certain term loans with proceeds from our IPO, (2) a decrease in related party payable of $3.0 million primarily due to the timing of payments, (3) an increase of $8.9 million in accounts receivable primarily resulting from the year-over-year sales growth, (4) an increase of $9.5 million in inventory as a result of higher sales volume, and (5) an increase of $6.0 million in cash and cash equivalents.
For additional information on financing entered into subsequent to December 31, 2021, see Note 19 — Subsequent Events in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Cash Flows
The following table summarizes cash flow for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$8,679	$14,547
Net cash used in investing activities	(13,281)	(37,351)
Net cash provided by financing activities	10,637	22,450
Net change in cash and cash equivalents	$6,035	$(354)

Cash flows provided by operating activities. For the year ended December 31, 2021, net cash provided by operating activities was $8.7 million, primarily resulting from net income of $22.4 million, adjusted for certain non-cash items totaling $5.2 million, consisting of depreciation and amortization, changes in fair value of interest rate swaps, stock-based compensation, and gain on forgiveness of debt. In addition, cash decreased $18.9 million, primarily as a result of changes in working capital of 18.9 million including an increase in account receivable and inventory of $8.9 million and $9.4 million, respectively, a decrease in related party payable of $3.0 million, offset by an increase in accrued expenses of $2.9 million. For the year ended December 31, 2020, net cash provided by operating activities was $14.5 million, primarily result of net income of $16.7 million, adjusted for certain non-cash items totaling $14.5 million, consisting of depreciation and amortization, changes in fair value of interest rate swaps, and deferred income taxes, which was partially offset by cash decrease of $16.7 million due to changes in working capital, including an increase in account receivable, inventory, and prepaid expense of $2.9 million, $13.8 million, and $3.4 million, respectively, partially offset by a decrease in deposit of $2.4 million.

Cash flows used in investing activities. Net cash used in investing activities for the year ended December 31, 2021 was $13.3 million, which was driven by the purchase of equipment for our California and Texas facility totaling $9.4 million, cash paid of $0.9 million for our acquisition of Pacific Cup, Inc, and cash paid of $3.0 million for the purchase and improvement our new warehouse in South Carolina. Net cash used in investing activities for the year ended December 31, 2020 was $37.4 million, which was driven by the purchase of manufacturing equipment and construction of our New Jersey warehouse totaling $29.5 million and deposits paid for additional manufacturing equipment of $6.9 million.
Cash flows provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2021 was $10.6 million. Cash provided by financing activities primarily consisted of net proceeds from issuance of common stock in connection with our initial public offering of $67.6 million, borrowings under our Line of Credit of $1.5 million, and borrowings under term loans of $16.0 million. Cash used in financing activities primarily included payments on the Line of Credit of $34.6 million and payments under the term loans of $39.3 million. Net cash provided by financing activities for the year ended December 31, 2020 was $22.5 million, which was a result of borrowings under the Line of Credit and term loans totaling $31.0 million. During the year ended December 31, 2020, we made long-term debt and capital lease payments of $7.7 million and cash distributions of $0.6 million.
For additional information on financing entered into subsequent to December 31, 2021, see Note 19 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Related Party Transactions
For a description of significant related party transactions, see Note 15 — Related Party Transactions in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KARAT PACKAGING INC.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Karat Packaging Inc.
Chino, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Karat Packaging Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2016.
Los Angeles, California
March 31, 2021

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents (including $1.2 million and $0.1 million associated with variable interest entity at December 31, 2021 and 2020, respectively)	$6,483	$448
Accounts receivable, net of allowance for doubtful accounts of $0.3 million at both December 31, 2021 and 2020	32,776	23,838
Inventories	58,472	48,961
Prepaid expenses and other current assets (including $0.1 million associated with variable interest entity at both December 31, 2021 and 2020)	5,141	6,530
Total current assets	102,872	79,777
Property and equipment, net (including $46.6 million and $47.8 million associated with variable interest entity at December 31, 2021 and 2020, respectively)	93,475	95,533
Deposits	6,885	2,456
Goodwill	3,510	3,113
Intangible assets, net	380	—
Deferred tax asset	—	64
Other assets (including $0.1 million associated with variable interest entity at both December 31, 2021 and 2020)	477	161
Total assets	$207,599	$181,104
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $0.1 million and $0.6 million associated with variable interest entity at December 31, 2021 and 2020, respectively)	$18,470	$20,069
Accrued expenses (including $0.1 million associated with variable interest entity at both December 31, 2021 and 2020)	7,813	4,959
Related party payable	2,003	5,038
Credit cards payable	—	794
Income taxes payable	85	41
Customer deposits (including $0.1 million and $0.0 million associated with variable interest entity at December 31, 2021 and 2020, respectively)	1,215	551
Capital leases, current portion	—	321
Debt, current portion (including $1.2 million and $0.7 million associated with variable interest entity at December 31, 2021 and 2020, respectively)	1,178	11,364
Total current liabilities	30,764	43,137
Deferred tax liability	5,634	6,181
Line of credit	—	33,169
Long-term debt, net of current portion and debt discount of $0.2 million and $0.1 million at December 31, 2021 and December 31, 2020, respectively (including $35.3 million and $36.7 million associated with variable interest entity at December 31, 2021 and 2020, respectively, and debt discount of $0.2 million and $0.1 million associated with variable interest entity at December 31, 2021 and 2020, respectively)	35,339	53,410
Capital leases, net of current portion	—	290
Other liabilities (including $2.6 million and $3.9 million associated with variable interest entity at December 31, 2021 and 2020, respectively)	3,837	5,049
Total liabilities	75,574	141,236
Commitments and Contingencies (Note 14)

	December 31, 2021	December 31, 2020
Karat Packaging Inc. stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,827,417 and 19,804,417 shares issued and outstanding, respectively, as of December 31, 2021 and 15,190,000 and 15,167,000 shares issued and outstanding, respectively, as of December 31, 2020	20	15
Additional paid in capital	83,694	13,981
Treasury stock, $0.001 par value, 23,000 shares as of both December 31, 2021 and 2020	(248)	(248)
Retained earnings	39,434	18,656
Total Karat Packaging Inc. stockholders’ equity	122,900	32,404
Noncontrolling interest	9,125	7,464
Total stockholders’ equity	132,025	39,868
Total liabilities and stockholders’ equity	$207,599	$181,104
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Net sales	$364,244	$295,518
Cost of goods sold	256,417	206,393
Gross profit	107,827	89,125
Operating expenses:
Selling expenses	32,261	22,186
General and administrative expenses (including $2.5 million and $2.0 million associated with variable interest entity for the years ended December 31, 2021 and 2020, respectively)	52,421	39,242
Total operating expenses	84,682	61,428
Operating income	23,145	27,697
Other income (expenses)
Rental income (including $0.9 million and $0.3 million associated with variable interest entity for the years ended December 31, 2021 and 2020, respectively)	931	322
Other income	259	72
Loss on foreign currency transactions	(412)	(688)
Gain on sale of asset	—	16
Interest expense, net (including $0.5 million and $2.9 million associated with variable interest entity for the years ended December 31, 2021 and 2020, respectively)	(1,395)	(5,492)
Gain on forgiveness of debt	5,000	—
Total other income (expenses)	4,383	(5,770)
Income before provision for income taxes	27,528	21,927
Provision for income taxes	5,089	5,259
Net income	22,439	16,668
Net income (loss) attributable to noncontrolling interest	1,661	(849)
Net income attributable to Karat Packaging Inc.	$20,778	$17,517
Basic and diluted earnings per share:
Basic	$1.13	$1.15
Diluted	$1.12	$1.13
Weighted average common shares outstanding, basic	18,409,243	15,176,809
Weighted average common shares outstanding, diluted	18,566,260	15,447,809
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	15,190,000	$15	—	$—	$13,981	$1,745	$15,741	$8,313	$24,054
Treasury stock purchases	—	—	(23,000)	(248)	—	—	(248)	—	(248)
Dividends paid to stockholders (0.04 per share)	—	—	—	—	—	(606)	(606)	—	(606)
Net income (loss)	—	—	—	—	—	17,517	17,517	(849)	16,668
Balance, December 31, 2020	15,190,000	$15	(23,000)	$(248)	$13,981	$18,656	$32,404	$7,464	$39,868
Issuance of common stock in connection with our initial public offering, net of issuance costs of $5,088	4,542,500	5	—	—	67,587	—	67,592	—	67,592
Issuance of common stock upon vesting of restricted stock units	84,917	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,026	—	2,026	—	2,026
Exercise of stock options	10,000	—	—	—	100	—	100	—	100
Net income	—	—	—	—	—	20,778	20,778	1,661	22,439
Balance, December 31, 2021	19,827,417	$20	(23,000)	$(248)	$83,694	$39,434	$122,900	$9,125	$132,025
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$22,439	$16,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,044	8,569
Provision for bad debt	—	149
Reserve for inventory obsolescence	68	321
Gain on sale of asset	—	(16)
Change in fair value of interest rate swap	(1,512)	1,566
Amortization of loan fees	18	12
Deferred income taxes	(483)	3,938
Stock-based compensation	2,026	—
Gain on forgiveness of debt	(5,000)	—
(Increase) decrease in operating assets
Accounts receivable	(8,938)	(2,864)
Inventories	(9,426)	(13,833)
Prepaid expenses and other current assets	1,389	(3,445)
Due from affiliated companies	—	(840)
Deposits	(64)	2,432
Other assets	(316)	(72)
Increase (decrease) in operating liabilities
Accounts payable	(1,599)	1,001
Accrued expenses	2,854	1,123
Related party payable	(3,035)	(72)
Credit cards payable	(794)	(280)
Income taxes payable	44	15
Customer deposits	664	(125)
Other liabilities	300	300
Net cash provided by operating activities	$8,679	$14,547
Cash flows from investing activities
Purchases of property and equipment	(4,175)	(29,536)
Proceeds on disposal of property and equipment	—	24
Deposits paid for property and equipment	(8,206)	(6,946)
Effect on initial consolidation of Lollicup Franchising Inc, net of cash acquired	—	(893)
Acquisition of Pacific Cup, Inc., net of cash acquired	(900)	—
Net cash used in investing activities	$(13,281)	$(37,351)

	Year Ended December 31,
	2021	2020
Cash flows from financing activities
Proceeds from line of credit	1,470	6,490
Payments on line of credit	(34,639)	—
Proceeds from long-term debt	15,997	24,540
Payments on long-term debt	(39,272)	(7,364)
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs	67,592	—
Proceeds from exercise of stock options	100	—
Dividends paid to shareholders	—	(606)
Payments on capital lease obligations	(611)	(362)
Treasury stock acquired	—	(248)
Net cash provided by financing activities	$10,637	$22,450
Net increase (decrease) in cash and cash equivalents	6,035	(354)
Cash and cash equivalents
Beginning of year	$448	$802
End of year	$6,483	$448
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$23
Transfers from deposit to property and equipment	$4,981	$15,275
Acquisition price of Pacific Cup, Inc. included within deposits	100	—
Gain on forgiveness of debt	5,000	—
Supplemental disclosures of cash flow information:
Cash paid for income tax	$4,836	$2,495
Cash paid for interest	$2,895	$3,887
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company is a manufacturer and distributor of environmentally friendly, single-use disposable products used in a variety of restaurant and foodservice settings. The Company supplies a wide range of products for the foodservice industry, including food containers, tableware, cups, lids, cutlery, and straws. The products are available in plastic, paper, biopolymer-based and other compostable forms. In 2020, the Company began to supply personal protective equipment related products to its customers such as face shields and face masks. In addition to manufacturing and distribution, the Company offers customized solutions to the customers, including new product development, design, printing, and logistics services.
The Company also supplies products to smaller chains and businesses including boutique coffeehouses, bubble tea cafes, pizza parlors and frozen yogurt shops. The Company is also beginning to supply products to national and regional supermarkets as well as convenience stores.
The Company currently operates manufacturing facilities and distribution and fulfillment center in Chino, California Rockwall, Texas, and Kapolei, Hawaii. In addition, the Company operates four other distribution centers located in Branchburg, New Jersey, Summer, Washington, Summerville, South Carolina and Kapolei, Hawaii.
2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).
Principles of Consolidation: The consolidated financial statements include the accounts of the Karat Packaging and its wholly owned and controlled operating subsidiaries Lollicup and Lollicup Franchising, LLC (“Lollicup Franchising”) (effective September 1, 2020, refer to Note 3) and Global Wells Investment Group LLC (“Global Wells”), a variable interest entity wherein the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
Noncontrolling Interests: The Company consolidates its variable interest entity, Global Wells, in which the Company is the primary beneficiary. The Company became the primary beneficiary of Global Wells on March 23, 2018 upon execution of an operating lease agreement allowing the Company to lease Global Wells’ facility. Noncontrolling interests represent third-party equity ownership interests in Global Wells. The Company recognizes noncontrolling interests as equity in the consolidated financial statements separate from the Company’s stockholders’ equity. The amount of net income (loss) attributable to noncontrolling interests is disclosed in the consolidated statements of income.
Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ materially from the estimates that were assumed in preparing the consolidated financial statements. Estimates that are significant to the consolidated financial statements include stock-based compensation, allowance for doubtful accounts and reserve for slow-moving and obsolete inventory.
Reporting Segments: The Company manages and evaluates its operations in one reportable segment. This segment consists of manufacturing and supply of a broad portfolio of single-use products that are used to serve food and beverages and are available in plastic, paper, foam, post-consumer recycled content and renewable materials. It also consists of the distribution of personal protective equipment related products such as face shields and face masks. The Company’s long-lived assets are all located in the United States, and its revenues are all generated in the United States.
Earnings per share: Basic earnings per common share is calculated by dividing net income attributable to Karat Packaging, Inc by the weighted average number of common shares outstanding during the related period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares.

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents were comprised of cash held in money markets, cash on hand and cash deposited with banks.
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
The estimated useful life of property and equipment are as follows:

Machinery and equipment	5 to 10 years
Leasehold Improvements	Lesser of useful life or lease term
Vehicles	5 years
Furniture and fixtures	7 years
Building	28 to 40 years
Property held under capital leases	3 to 5 years
Computer hardware and software	3 years
Normal repairs and maintenance are expensed as incurred, whereas significant changes that materially increase values or extend useful lives are capitalized and depreciated over the estimated useful lives of the related assets.
Deposits: Deposits are payments made for machinery and equipment, and construction and improvement for the Company’s facilities. Included in deposits are also payments made to lessors of leased properties as security for the full and faithful observance of contracts, which will be refunded to the Company upon expiration or termination of the contract.
Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The impairment test comprises two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. For the years ended December 31, 2021 and 2020, management concluded that an impairment write-down was not required.
Business Combination and Goodwill: The Company applies the acquisition method of accounting for business combinations in accordance with GAAP, which requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets, and liabilities acquired. Such estimates may be based on significant unobservable inputs. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the

Company as a whole. During the years ended December 31, 2021 and 2020, the Company determined no impairments have occurred.
The following table summarizes the activity in the Company's goodwill from December 31, 2019 to December 31, 2021:

(in thousands)

Balance at December 31, 2019	$3,113
Goodwill acquired	—
Balance at December 31, 2020	$3,113
Goodwill acquired	397
Balance at December 31, 2021	$3,510

Government Grants: Government grants are not recognized unless there is reasonable assurance that the Company and Global Wells will comply with the grants’ conditions and that the grants will be received. As of December 31, 2021, the Company and Global Wells received cumulative grants of $1,200,000 and $1,302,000, respectively. As of December 31, 2020, the Company and Global Wells received cumulative grants of $900,000 and $1,302,000, respectively. These grants are reported as deferred income within other liabilities in the accompanying consolidated balance sheets as there are conditions attached to the grants that the Company and Global Wells have not met. These conditions include requiring its facility in Rockwall, Texas to maintain a certain minimum tax value for the next five calendar years through 2023 (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period.
Derivative Instruments: Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statements of income during the current period.
The Company and Global Wells entered into certain interest rate swaps to manage the interest rate risk, and accounted for such interest rate swaps as a derivative instrument under ASC 815. The interest rate swaps was not designated for hedge accounting and as such, the change in the fair value of interest rate swaps is recognized as interest income/expense in the accompanying consolidated statements of income.
Variable Interest Entities: The Company has a variable interest in two entities, Global Wells and Lollicup Franchising, LLC (prior to September 1, 2020, the acquisition date, see Note 3).
Global Wells
In 2017, Lollicup along with three other unrelated parties formed Global Wells. Lollicup has a 13.5% ownership interest and a 25% voting interest in Global Wells, located in Rockwall, Texas. The purpose of this new entity is to own, construct, and manage a warehouse and manufacturing facility. Global Wells’ operating agreement may require its members to make additional contributions only upon the unanimous decision of the members or where the cash in Global Wells’ bank account falls below $50,000. In the event that a member is unable to make an additional capital contribution, the other members will be required to make contributions to offset the amount that member cannot contribute, up to $25,000.
Global Wells was determined to be a variable interest entity in accordance with ASC Topic 810, Consolidations. However, at the time the investment was made, it was determined that Lollicup was not the primary beneficiary. In 2018, Lollicup entered into an operating lease with Global Wells (“Texas Lease”). In June 2020, the Company entered into another operating lease with Global Wells (“New Jersey Lease”).

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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells, except for the Company’s guarantee of Global Wells’ term loans. Global Wells has a term loan with a financial institution, which provides for advances up to $21,580,000 and expires May 2029 (the “2029 Term Loan”). The 2029 Term Loan is collateralized by substantially all of the Company’s and Global Well’s assets and is guaranteed by the Company and certain of its shareholders. Additionally, in June 2020, Global Wells entered into a $16,540,000 term loan with a financial institution that matured September 2021 to purchase land and building in Branchburg, New Jersey (the “2021 Term Loan”). The 2021 Term Loan was collateralized by substantially all of the Company’s and Global Well’s assets and was guaranteed by the Company and certain of its shareholders. In September 2021, Global Wells refinanced the 2021 Term Loan by entering into a $23,000,000 term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan provides an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of the Company’s shareholders. As of December 31, 2021 and 2020, total loan guaranteed by the Company related to Global Wells amounted to $36,517,000 and $37,491,000, respectively.
The following financial information includes assets and liabilities of Global Wells and are included in the accompanying consolidated balance sheets, except for those that eliminate upon consolidation:

	December 31, 2021	December 31, 2020
	(in thousands)
Cash	$1,163	$81
Accounts receivable	384	343
Prepaid expenses and other current assets	63	98
Property and equipment, net	46,612	47,826
Other assets	4,762	5,260
Total assets	52,984	53,608
Accounts payable	$497	$564
Accrued expenses	68	128
Income tax payable	9	—
Customer deposits	88	—
Due to Lollicup USA Inc.	2,620	2,990
Long-term debt, current portion	1,178	694
Long-term debt, net of current portion	35,339	36,697
Other liabilities	2,636	3,906
Total liabilities	$42,435	$44,979
Lollicup Franchising, LLC
Prior to the acquisition on September 1, 2020 (see Note 3 — Acquisitions), the Company’s two major shareholders shared common ownership with Lollicup Franchising, LLC (“Lollicup Franchising”). Lollicup Franchising owns and operates two stores and also licenses its name to third party store owners and operators. The Company sells inventory to Lollicup Franchising and to the licensed third-party stores. In connection with the sales to third-party stores, the Company had an incentive program with Lollicup Franchising where a certain percentage of the sales to the third-party stores were paid to Lollicup Franchising prior the acquisition on September 1, 2020. The Company incurred incentive program expenses of $79,000 for the period from January 1, 2020 through August 31, 2020, which was reported as a contra to net sales in the accompanying consolidated statement of income. The Company determined that the Company held a variable interest in Lollicup Franchising, however, it was determined that the Company was not the primary beneficiary. The Company did not have any explicit arrangements and implicit variable interest where the Company was required to provide financial support to Lollicup Franchising. The Company determined that the maximum exposure to loss as a result of its involvement with Lollicup Franchising is zero.
Revenue Recognition: The Company generates revenues from sale of products to customers that include national distributors, fast food restaurants with multiple locations, small businesses, and those that purchase for individual consumption. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the years ended December 31, 2021 and 2020, net sales disaggregated by customer type consist of the amounts shown below.

	Year Ended December 31,
	2021	2020
	(in thousands)
National and regional chains	$86,017	$67,875
Distributors	199,902	157,164
Online	50,271	33,194
Retail	28,054	37,285
	$364,244	$295,518

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
•National and regional chains revenue: National and regional chains revenue is derived from restaurants and supermarkets with locations across multiple states. Revenue from transactions with national and regional chains is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.
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
•Online revenue: Online revenue is derived from small businesses such as small restaurants, bubble tea shops, coffee shops, juice bars and smoothie shops. Revenue from online transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from our manufacturing facility to the customers.
The transaction price is the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods or services to the customer. Revenue is recorded based on the total estimated transaction price, which includes fixed consideration and estimates of variable consideration. Variable consideration includes estimates of rebates and other sales incentives, cash discounts for prompt payment, consideration payable to customers for cooperative advertising and other program incentives, and sales returns. The Company estimates its variable consideration based on contract terms and historical experience of actual results using the expected value method. The performance obligations are generally satisfied shortly after manufacturing and shipment as purchases made by the Company’s customers are manufactured and shipped with minimal lead time.
The Company’s contract liabilities consist primarily of rebates and other sales incentives, consideration payable to customers for cooperative advertising and other program incentives, and sales return. As of December 31, 2021 and 2020, the contract liabilities were not considered significant to the financial statements.

Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying consolidated statements of income. Shipping and handling fees billed to a customer are not deemed to be separate performance obligations for all of the Company’s product sales as these activities occur before the customer receives the products. Shipping and handling costs included within selling expenses in the consolidated statements of income for the years ended December 31, 2021 and 2020 were $28,525,000 and $17,572,000, respectively.
Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue.
Sales commissions are expensed as incurred due to the amortization period being less than one year and are recorded in selling expense on the accompanying consolidated statements of income.
Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included in the line item general and administrative expenses in the consolidated statements of income were $2,488,000 and $1,516,000 for the years ended December 31, 2021 and 2020, respectively.
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
The Company recognizes potential interest and/or penalties related to income tax matters as income tax expense in the accompanying consolidated statements of income. Accrued interest and penalties are included on the related tax liability in the consolidated balance sheets. The Company had no uncertain tax positions as of December 31, 2021 and 2020.
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
For the years ended December 31, 2021 and 2020, purchases from the following vendor makes up greater than 10 percent of total purchases:

	Year Ended December 31,
	2021	2020
Keary Global Ltd. (“Keary Global”) and its affiliate, Keary International, Ltd. – related parties	12%	11%
Amounts due to the following vendors at December 31, 2021 and 2020, respectively, that exceed 10 percent of total accounts payable are as follows:

	December 31, 2021	December 31, 2020
Keary Global and its affiliate, Keary International – related parties	10%	18%
Taizhou Fuling Plastics Co.,Ltd	*	11%
Fuling Technology Co., Ltd.	21%	*
Wen Ho Industrial Co., Ltd	11%	*
* Amounts payable represented less than 10% of total accounts payable.
No customer accounted for more than 10 percent of sales or accounts receivable for the years ended December 31, 2021 and 2020.
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
At December 31, 2021 and 2020, the Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•Interest rate swaps that meet the definition of a derivative, classified as Level 2 within the fair value hierarchy, and reported as an asset or liability on the consolidated balance sheets depending on its fair value. The fair value of interest rate swaps is calculated using pricing models that will use volatility to quantify the probability of changes around interest rate trends.
•Money market account, classified as Level 1 within the fair value hierarchy, and reported as a current asset on the consolidated balance sheets.

The following table summarize the Company’s fair value measurements by level at December 31, 2021 for the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$2,000	$—	$—
Interest rate swap	—	(1,334)	—
Fair value, December 31, 2021	$2,000	$(1,334)	$—

The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$448	$—	$—
Interest rate swaps	—	(2,847)	—
Fair value, December 31, 2020	$448	$(2,847)	$—
The Company has not elected the fair value option as presented by ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, for the financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, including accounts receivable, accounts payable, accrued and other liabilities, and borrowings under promissory notes and line of credit, are reported at their carrying value.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt and line of credit at December 31, 2021 and 2020 approximates fair value because the interest rate approximates the current market interest rate. The fair value of these financial instruments was determined using level 2 inputs.
Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. The Company recorded a loss on foreign currency transactions of $412,000 and $688,000 for the years ended December 31, 2021 and 2020, respectively.
Stock-Based Compensation: The Company recognizes stock-based compensation expense related to shared-based payment awards, including stock options and restricted stock units, in accordance with ASC 718, Compensation — Stock Compensation. This standard requires the Company to record compensation expense equal to the fair value of awards granted to employees and non-employees.
The fair value of share-based payment awards on the date of grant is estimated using the Black-Scholes option pricing model for stock options, and the closing price of the Company's common stock on the trading day immediately prior to the grant date for restricted stock units. Key input assumptions used in the Black-Scholes option pricing model to estimate the grant date fair value of stock options include the fair value of the Company’s common stock, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate, and the Company’s expected annual dividend yield.
The risk-free interest rate assumption for options granted under the Plan is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s stock options.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If the Company had made different assumptions, its stock-based compensation expense, and its net income could have been significantly different.
New and Recently Adopted Accounting Standards: The Company is an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such, the Company has elected to take advantage of certain reduced public company reporting requirements. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards, as a result, the Company will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for private companies.
In February 2016, the FASB issued ASU 2016-02 (Topic 842), “Leases”. This ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The FASB subsequently issued ASU 2018-11 (Topic 842), “Leases: Targeted Improvements” which amends ASC 842 in two important areas, including (i) allowing lessors to combine lease and associated nonlease components by class of underlying asset in contracts that meet certain criteria and, (ii) provides entities with an optional method for adopting the new leasing guidance by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented at the adoption date. The effective date for ASC 842 for public business entities is annual reporting periods beginning after December 15, 2018. The effective date for all other entities is annual reporting periods beginning after December 15, 2021. The Company will adopt the new standard in annual reporting periods beginning after December 15, 2021, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which adds to U.S. GAAP an impairment model known as the current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for public business entities that are SEC filers. For all other public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. The FASB subsequently issued ASU 2019-10 (Topic 326), “Financial Instruments-Credit Losses: Effective Dates” which amends the effective date for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies, including not-for-profit companies and employee benefit plans. For calendar-year end companies that are eligible for the deferral, the effective date is January 1, 2023. The Company will adopt the new standard in annual reporting period beginning after January 1, 2023, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.
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

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The guidance in this ASU eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public entities, the amendments in this Update are effective for fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendment is permitted. The Company adopted the new standard as of January 1, 2021, and the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and cash flow.
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
3. Acquisitions
Pacific Cup, Inc.

On March 1, 2021, Lollicup entered into an asset purchase agreement (“the Pacific Cup Agreement”) with Pacific Cup, Inc. (“Pacific Cup”), a manufacturer and distributor of disposable products operating in Kapolei, Hawaii. Pursuant to the Pacific Cup Agreement, Lollicup paid cash consideration of $1,000,000 to acquire certain assets of Pacific Cup. Acquisition-related costs were immaterial. The amounts of revenue and earnings of the acquiree since the acquisition date is included in the consolidated statement of income for the reporting period, which is not significant from March 1, 2021 through December 31, 2021.
The goodwill recognized in this transaction was derived from expected opportunities to leverage Pacific Cup’s customer base, manufacturing facility, and sales force to expand the Company’s footprint. Goodwill recognized as a result of this acquisition is deductible for income tax purposes, and subject to annual impairment testing, which may give rise to deferred taxes in future periods.
The following table summarizes the final valuation of assets acquired as a result of this acquisition:

(in thousands)
Inventories	$153
Property and equipment	50
Customer relationships	400
Goodwill	397
Total assets acquired	$1,000
Lollicup Franchising, LLC
On September 1, 2020, Lollicup entered into a membership interest purchase agreement (the Agreement) with Lollicup Franchising, LLC (Lollicup Franchising), a provider of specialty tea and coffee to consumers through operating retail stores within the United States. Pursuant to the Agreement, Lollicup paid cash consideration of $900,000 for the 100% membership interest of Lollicup Franchising. Prior to closing of the Agreement, the majority shareholders of the Company were also the majority shareholders of Lollicup Franchising. Acquisition-related costs were insignificant.
The goodwill recognized in this transaction was derived from expected benefits from new management strategy and cost synergies. Goodwill recognized as a result of this acquisition is deductible for income tax purposes, and subject to annual impairment testing, which may give rise to deferred taxes in future periods.

The following table summarizes the assets acquired and liabilities assumed as a result of this acquisition:

(in thousands)
Cash	$7
Accounts receivable	103
Inventories	21
Property and equipment	257
Goodwill	3,113
Accounts payable	(42)
Accrued expenses	(104)
Related party payable	(2,455)
Total assets acquired and liabilities assumed	$900
Less: cash acquired	(7)
Total purchase consideration, net of cash acquired	$893
The results of operations of this acquisition have been included in the Company’s consolidated financial statements beginning on the acquisition date. All intercompany transactions were eliminated upon consolidation. The amounts of revenue and earnings of the acquiree since the acquisition date is included in the consolidated statements of income for the reporting period, which is not significant from September 1, 2020 through December 31, 2021.
4. Inventories
Inventories consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$14,075	$4,251
Work in progress	—	133
Finished goods	45,140	45,252
Subtotal	59,215	49,636
Less inventory reserve	(743)	(675)
Total inventories	$58,472	$48,961
5. Property and Equipment

	December 31, 2021	December 31, 2020
	(in thousands)
Machinery and equipment	$60,935	$55,528
Leasehold improvements	18,655	17,832
Vehicles	5,384	3,447
Furniture and fixtures	936	851
Building	35,387	34,134
Land	11,907	11,907
Property held under capital leases	—	1,607
Computer hardware and software	553	546
	133,757	125,852
Less accumulated depreciation and amortization	(40,282)	(30,319)
Total property and equipment, net	$93,475	$95,533
On July 7, 2021, the Company purchased a warehouse building located in Summerville, South Carolina for a purchase price of $1,252,750. The facility commenced operations on September 1, 2021 as an additional distribution facility.

Depreciation and amortization expense on property and equipment was $10,024,000 and $8,569,000 for the years ended December 31, 2021 and 2020, respectively. Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying consolidated statements of income.
6. Line of Credit

Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the “Loan Agreement”), the Company has a line of credit with a maximum borrowing capacity of $40,000,000 (the “Line of Credit”). The Line of Credit also includes a standby letter of credit sublimit. The Line of Credit was secured by the Company’s assets and guaranteed by the Company’s stockholders. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly.
On July 9, 2020, the Company amended the Line of Credit to extend the maturity date to May 23, 2022. On October 6, 2021, the Company amended the Loan Agreement again. Prior to October 6, 2021, interest accrued at an annual rate of prime less 0.25% with a minimum floor of 3.75%, and the amount that could be borrowed was subject to a borrowing base that was calculated as a percentage of the accounts receivable and inventory balances measured monthly. Additionally, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio.
The amendment on October 6, 2021, among other things, (1) extended the maturity date to October 6, 2023, (2) revised the interest on any line of credit borrowings to an annual rate of prime less 0.25%, with a minimum floor of 3.25%, (3) removed the requirement for the maximum amount of borrowings to be subject to a borrowing base requirement that was calculated as a percentage of accounts receivable and inventory balances, (4) removed the minimum tangible net worth and minimum debt service coverage ratio from the financial covenant requirement, and (5) added a minimum fixed charge coverage ratio in the financial covenant requirement.
As of December 31, 2021, the maximum amount that could be borrowed was $40,000,000. The Company had $0 and $33,169,000 of borrowings outstanding under the Line of Credit as of December 31, 2021 and 2020, respectively. The amount issued under the standby letter of credit was $0 and $900,000 as of December 31, 2021 and 2020, respectively. As of both December 31, 2021 and 2020, the Company was in compliance with the financial covenants under the Line of Credit.
7. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	December 31, 2021	December 31, 2020
	(in thousands)
Accrued expenses	$1,991	$1,796
Accrued interest	68	199
Accrued payroll	1,456	1,253
Accrued vacation and sick pay	416	496
Accrued shipping expenses	2,868	433
Accrued professional services fees	642	481
Deferred rent liability	372	301
Total accrued expenses	$7,813	$4,959

8. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
A promissory note that allowed for advances up to $5,000,000 through March 2018, at which point it converted to a term loan. Outstanding principal balance of $4,815,000 was converted in March 2018, set to mature in March 2023. Principal and interest payment of $91,000 due monthly at the fixed rate of 4.98%. The loan was secured by certain machinery and equipment. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum fixed charge coverage ratio and net income. The loan was paid off in 2021.	$—	$2,322
An equipment loan with a draw down period ending August 28, 2019 for up to $10,000,000, at which point the entire principal outstanding was due, unless extended. Outstanding principal balance of $9,476,000 was converted to a term loan in June 2019, set to mature in July 2024. Principal and interest payment of $193,000 due monthly starting August 2019 at the fixed rate of 5.75%. The loan was secured by the Company’s assets and guaranteed by certain of the Company’s shareholders. In accordance with loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio. The loan was paid off in 2021.
	—	7,450
A $2,130,000 term loan that expired April 30, 2021. Principal and interest payment of $56,000 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrued based on prime rate. The loan was secured by the company’s assets and guaranteed by certain of the Company’s shareholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.	—	212
A $935,000 term loan that expired December 31, 2021. Principal and interest payment of $20,000 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrued at a fixed rate of 3.50%. The loan was secured by the Company’s assets and guaranteed by certain of the Company’s shareholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio.	—	234
Subtotal, continue on following page	$—	$10,218

	December 31, 2021	December 31, 2020
	(in thousands)
Subtotal from previous page	$—	$10,218
An equipment loan with a draw down period ended May 31, 2019 for up to $10,000,000. After the draw period, the outstanding principal balance is converted to a term loan payable, set to mature on May 31, 2024. The first principal and interest payment commenced in July 2019. Interest accrued based on prime rate. The loan was secured by the Company’s assets and guaranteed by certain of the Company’s shareholders. In accordance with the loan agreement, the Company was required to comply with certain fixed financial covenants, including a fixed charge coverage ratio and a minimum tangible net worth. The loan was paid off in 2021.
	—	7,000
A $3,000,000 term loan that was set to expire December 2024. Interest only payment due for the first six months. Principal and interest payment of $58,000 due monthly beginning January 2020 with the remaining principal and unpaid interest due at maturity. Interest accrues at prime rate plus 0.25%. The loan was secured by the Company’s assets and guaranteed by certain of the Company’s shareholders. In accordance with the loan agreement, the Company must comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, debt service charge ratio, and debt to EBITDA rolling ratio. The loan was paid off in 2021.
	—	2,444
A $21,580,000 term loan that matures in May 2029. Interest accrues at prime rate less 0.25% (3.00% at December 31, 2021 and 2020) and principal payments ranging from $24,000 to $40,000 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan was collateralized by substantially all of the Company’s and Global Well’s assets and was guaranteed by the Company and certain of its shareholders. The Company incurred debt issuance costs of approximately $119,000, which is reported as a reduction of the carrying value of debt on the accompanying consolidated balance sheet.
	20,808	21,130
A $3,000,000 term loan that was set to expire June 17, 2025. Principal and interest payment of $55,000 due monthly with the remaining principal and unpaid interest due at maturity. Interest accrued based on prime rate plus margin of 0.25% (3.50% as of December 31, 2020). The loan was secured by the Company’s assets and guaranteed by the Company’s stockholders. In accordance with the loan agreement, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum effective tangible net-worth, maximum debt to effective tangible net worth, and minimum debt coverage ratio. The loan was paid off in 2021.
	—	2,723
A $5,000,000 Paycheck Protection Program loan that was set to expire April 16, 2022. Interest accrued at 1.0%. The loan was forgiven in June 2021.	—	5,000
Subtotal, continue on following page	$20,808	$48,515

KARAT PACKAGING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021	December 31, 2020
	(in thousands)
Subtotal from previous page	$20,808	$48,515
A $16,540,000 term loan that was set to mature June 30, 2025. Interest accrued at 4.5% fixed and principal payments ranging from $31,000 to $0 along with interest due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan was collateralized by substantially all of the Company’s and Global Well’s assets and was guaranteed by the Company and certain of its shareholders. This loan was refinanced in September 2021 (see below).	—	16,361
A $23,000,000 term loan that matures September 30, 2026, with the initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022. Interest accrues at a fixed rate of 3.5%. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of the Company’s shareholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
	15,909	—
Long-term debt	36,717	64,876
Less: unamortized loan fees	(200)	(102)
Less: current portion	(1,178)	(11,364)
Long-term debt, net of current portion	$35,339	$53,410

At December 31, 2021, future maturities are:

(in thousands)
2022	$1,178
2023	1,224
2024	1,276
2025	1,333
2026	12,794
Thereafter	18,912
$36,717

The Company was in compliance with all its financial covenants as of both December 31, 2021 and 2020.
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
The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% with a deferral of payments for the first six months. In October 2020, the PPP loan was amended to extend the deferral of payments until September 2021. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support ongoing operations. This certification further required the Company to take into account its current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the potential forgiveness of these PPP loan, are dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan is based on its future adherence to the forgiveness criteria. If, despite the good faith belief that given the Company’s circumstances all eligibility requirements for the PPP loan were satisfied, it is later determined that the Company is ineligible to receive the PPP loan, it may be required to repay the PPP loan in its entirety and/or be subject to additional penalties.

The Company applied for the forgiveness of the PPP loan, and on June 10, 2021, the Company was granted loan forgiveness, in whole, by meeting the conditions for use of loan proceeds. The loan forgiveness of $5.0 million was recorded as gain on forgiveness of debt in the accompanying consolidated statements of income.
9. Interest Rate Swaps

In June 2019, Global Wells entered into a ten-year floating-to-fixed interest-rate swap, with an effective date of June 13, 2019, that is based on the prime rate versus a 5.05% fixed rate. The notional value was $21,580,000 as of Jun 13, 2019. The payment dates are the fifth day of the month beginning July 5, 2019 to the termination date of May 4, 2029. As of December 31, 2021 and 2020, the fair value of the interest rate swap was $1,334,000 and $2,604,000, respectively, which is reported as other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2021 and 2020, Global Wells recognized approximately $1,270,000 as interest income and $1,454,000 as interest expense, respectively, related to change in fair value of this interest rate swap.

In June 2019, the Company also entered into a five-year floating-to-fixed interest-rate swap, with an effective date of June 03, 2019, that was based on the prime rate versus 5.19% fixed rate. The notional was $10,000,000 as of June 30, 2019. The payment dates were the fifth day of the month beginning July 5, 2019 to the termination date of May 31, 2024. In April 2021, the Company terminated the interest rate swap with a notional amount of $10,000,000, recognizing $196,200 in swap termination fee, which was included in the interest expense, net in the consolidated statements of income for the year ended December 31, 2021. For the years ended December 31, 2021 and 2020, the Company recognized approximately $47,000 as interest income and $112,000 as interest expense, respectively, related to change in fair value of this interest rate swap. As of December 31, 2020, the fair value of the interest rate swap was $243,000, which is reported as other liabilities in the accompanying consolidated balance sheet.
10. Obligations Under Capital Leases

The Company leased certain warehouse vehicles under capital leases that were set to expire in various years through 2024. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or fair value of the assets. The assets are depreciated over their estimated useful lives. Depreciation of property under capital leases is included in depreciation and amortization expense within the general and administrative operating expenses.

Interest rates on capitalized leases varied from 3.55% to 6.50% and were imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

The capital leases provided for bargain purchase options and were guaranteed by the stockholders of the Company. In October 2021, the Company paid off all its existing capital lease obligations with the remaining balance of $0.3 million.
Following is a summary of property held under capital leases:

	December 31, 2021	December 31, 2020
	(in thousands)
Warehouse vehicles	$—	$1,607
Less: accumulated depreciation	—	(1,026)
Total property held under capital leases, net	$—	$581

11. Stockholder’s Equity

The Company’s Certificate of Incorporation authorize both common and preferred stock. The total number of shares of all classes of stock authorized for issuance is 110,000,000 shares, par value of $0.001, with 10,000,000 designed as preferred stock and 100,000,000 designated as common stock. Each holder of common stock and preferred stock shall be entitled to one vote per share held.

In June 2020, Company declared a dividend of $0.04 per share of the Company's common stock. The Company recorded $606,000 of cash dividends as of December 31, 2020. The Company did not declare any dividend for the year ended December 31, 2021.
In March 2020, the Company re-acquired 10,000 of its own shares from an existing shareholder. The total amount paid to acquire the shares was $107,000 and has been deducted from shareholders’ equity.
In July 2020, the Company re-acquired 13,000 of its own shares from an existing shareholder. The total amount paid to acquire the shares was $141,000 and has been deducted from shareholders’ equity.
In April 2021, the Company completed its initial public offering and issued 4,542,500 shares of its common stock. The total amount of proceeds received, net of issuance costs, was approximately $67.6 million.
12. Stock-based Compensation
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
As of December 31, 2021, a total of 1,311,083 shares of common stock was available for further award grants under the Plan.
Stock Options
A summary of the Company’s stock option activity under the Plan for the year ended December 31, 2021 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,000	$10.00	8 years	$—
Granted	430,000	18.86
Exercised	(10,000)	10.00		$116,000
Outstanding at December 31, 2021	435,000	$18.76	9.7 years	$632,000
Expected to vest at December 31, 2021	435,000	$18.76	9.7 years	$632,000
Exercisable at December 31, 2021	5,000	$10.00	7 years	$51,000
The weighted-average grant date fair-value of the stock options granted for the year ended December 31, 2021 was $5.74 per share. At December 31, 2021, total remaining stock-based compensation cost for unvested stock options was approximately $2,090,000. The cost is expected to be recognized over a weighted-average period of 1.8 years.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2021, multiplied by the number of shares per each option.
The assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the year ended December 31, 2021 were as follows:

December 31, 2021
Risk-free interest rate	1.22%
Expected term (years)	6.25 years
Volatility	30%
Dividend yield	0.40%
There were no stock options granted for the year ended December 31, 2020.
Restricted Stock Units
The Company issued restricted stock units to its employees. The following table summarizes the unvested restricted stock units for the period ended December 31, 2021:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	256,000	$10.00
Granted	40,000	17.98
Vested	(84,917)	11.55
Forfeited	(52,083)	11.14
Unvested at December 31, 2021	159,000	$11.08
The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2021 and 2020 was 17.98 and 10.00 respectively. The total fair value of restricted stock units, as of their respective vesting date, during the years ended December 31, 2021 and 2020 was $1,884,000 and 0, respectively. In September 2021, the Company’s Board of Directors accelerated the vesting of the Company’s restricted stock units, with each tranche of award vesting 6 months earlier than the original vesting date. The acceleration of the restricted stock units vesting was treated as an award modification under ASC 718, resulting in an additional stock-based compensation expense of approximately $719,000 recognized for the year ended December 31, 2021. At December 31, 2021, total remaining stock-based compensation cost for unvested restricted stock units was approximately $1,151,000. The cost is expected to be recognized over a weighted-average period of 1.4 years.

For the years ended December 31, 2021 and 2020, the Company recognized a total of $2,026,000 and $0 in stock-based compensation expense, respectively. The restricted stock units and stock options granted prior to April 15, 2021 were subjected to vesting conditions contingent upon the closing of an initial public offering of the Company. Such awards began vesting on April 15, 2021 when the Company completed its initial public offering. The Company recognizes stock-based compensation over the vesting period, which is generally three years for both the restricted stock units and stock options. The Company recognized a net tax benefit of $237,000 and $0 from compensation expense related to stock options and restricted stock units during the year ended December 31, 2021 and 2020, respectively.
13. Earnings Per Share
(a)Basic

Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the year by the weighted average number of common shares outstanding during the period.

	Year Ended December 31,
	2021	2020
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$20,778	$17,517
Weighted average shares	18,409	15,177
Basic earnings per share	$1.13	$1.15

(b)Diluted

Diluted earnings per share is calculated based upon the weighted average number of common shares and common equivalent shares outstanding during the period, calculated using the treasury stock method. Under the treasury stock method, exercise proceeds include the amount the employee must pay for exercising stock options and the amount of compensation cost related to stock awards for future services that the Company has not yet recognized. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.
The following table summarizes the calculation of diluted earnings per share:

	Year Ended December 31,
	2021	2020
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$20,778	$17,517
Weighted average shares	18,409	15,177
Dilutive shares
Stock options and restricted stock units	157	271
Total dilutive shares	18,566	15,448
Diluted earnings per share	$1.12	$1.13
For the year ended December 31, 2021 and 2020 a total of 234,072 and 282,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.
14. Commitments and Contingencies
Lease Commitments
The Company and Global Wells lease facilities under various operating leases expiring through 2031. The Company also leases automobiles under various operating leases expiring through 2024.
At December 31, 2021, approximate future minimum lease obligations are:

(in thousands)
2022	$3,055
2023	3,060
2024	1,824
2025	380
2026	374
Thereafter	1,629
$10,322
Rent expense for the years ended December 31, 2021 and 2020 were approximately $1,783,000 and $1,212,000, respectively.
In September 2020, Global Wells entered into an operating lease with an unrelated party as the landlord. The lease term is for 38 months beginning September 9, 2020 and generates monthly rental payments from $58,000 to $61,000 over the lease term. Rental income for the year ended December 31, 2021 and December 31, 2020 were $931,000 and $322,000, respectively. The expected rental income is $716,000 and $611,000 for the year ended December 31, 2022 and 2023, respectively.
Contingencies
The Company is involved from time to time in certain legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.
15. Related Party Transactions

Lollicup Franchising was determined to be a related party by virtue of common ownership from January 1, 2020 to August 31, 2020. The Company acquired all of the membership interest of Lollicup Franchising from the Company’s two primary shareholders for $900,000 in September 2020. Lollicup Franchising is a wholly-owned subsidiary of the Company and is eliminated upon consolidation as of September 2020 (see Note 3). Sales for the period from January 1, 2020 to August 31, 2020 to Lollicup Franchising were not significant. The Company has incurred incentive program expenses of $79,000 for the period from January 1, 2020 to August 31, 2020.
Keary Global owns 250,004 shares of the Company's common stock as of December 31, 2021, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. As of December 31, 2021 and 2020, the Company has accounts payable due to Keary Global and Keary International, of $2,003,000 and $5,038,000, respectively. Purchases for the years ended December 31, 2021 and 2020 from this related party were $37,021,000 and $27,985,000, respectively.
16. Employee Benefits
The Company maintains a 401(k) plan for employees who meet specific requirements. The Company matches 100% of the employees’ contributions up to 3% of each employee’s salary, 87.5% of the employees’ contributions up to 4% of each employee’s salary, and 80% of the employees’ contributions up to 5% of each employee’s salary. The Company’s portion of the contributions is expensed as incurred with a total expense of $322,000 and $254,000 for the years ended December 31, 2021 and 2020, respectively.
17. Income Taxes
The provision for income taxes for the year ended December 31, 2021 and 2020, respectively, consisted of:

	Year Ended December 31,
	2021	2020
	(in thousands)
Current
Federal	$4,504	$109
State	1,068	1,212
	5,572	1,321
Deferred
Federal	(576)	4,172
State	93	(234)
	(483)	3,938
Provision for income taxes	$5,089	$5,259
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.
The Company’s deferred tax assets (liabilities), calculated using effective tax rates is as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred tax assets:
State taxes	$257	$237
Reserves	537	590
Accruals & deferred expenses	188	132
Tenant improvement allowance	1,216	1,336
R&D credit	44	45
Section 263A	1,196	993
Government grant	311	235
Stock based compensation	267	—
Total deferred tax assets	4,016	3,568
Deferred tax liabilities:
Fixed assets – depreciation	(9,518)	(9,613)
Investment in Global Wells Investment Group	(132)	(72)
Total deferred tax liabilities	(9,650)	(9,685)
Net deferred tax liability	$(5,634)	$(6,117)
Reconciliation of income taxes are as follows from statutory rate of 21% to the effective tax rate for the year ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
	2021	2020
	(in thousands)
Income tax computed at the federal statutory rate	$5,780	$4,608
State taxes, net of federal tax benefits	1,055	939
Noncontrolling Interest -Income not subject to tax	(349)	178
Government forgiveness of debt	(1,050)	—
Permanent items	201	100
R&D Credit	(239)	(295)
Excess tax benefit from stock based compensation	(237)	—
Other	(72)	(271)
Provision for income taxes	$5,089	$5,259
The Company applies the provision of ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of December 31, 2021, the Company did not record any valuation allowance.
The Company may be audited by the Internal Revenue Service and various state tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company evaluates its exposures associated with the tax filing positions and, while it believes its positions comply with applicable laws, may record liabilities based upon estimates of the ultimate outcome of these matters and the guidance provided in ASC 740.

The Company remains subject to IRS examination for the 2016 through 2020 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2016 through 2020 tax years and South Carolina for the 2017 through 2020 tax years.
The Company accounts for uncertainties in income tax in accordance with ASC 740-10 — Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. As of December 31, 2021, and 2020, the Company did not have any unrecognized tax benefit.
On March 27,2020, the CARES Act was signed into law by the President. The CARES act provides several favorable tax provisions. The Company evaluated the impacts of CARES Act and determined it has no material impact to the income tax provision.
The Taxpayer Certainty and Disaster Relief Act of 2020, enacted on December 27, 2020, added a temporary exception to the 50% limit (TCJA) on the amount that businesses may deduct for food or beverages. Beginning January 1, 2021, through December 31, 2022, the temporary exception allows a 100% deduction for food or beverages from restaurants. The Company evaluated the impacts and incorporated such impacts into its income tax provision.
On March 10, 2021, the American Rescue Plan Act of 2021 was signed into law by the president. The American Rescue Plan Act of 2021 provides several tax provisions. The Company evaluated the impacts of the American Rescue Plan Act of 2021 and determined it has no material impact to the income tax provision.
18. COVID-19 Update
Since COVID-19 was declared a global pandemic by the World Health Organization, the Company’s business, operations and financial performance have been, and may continue to be, affected by the macroeconomic impacts resulting from the efforts to control the spread of COVID-19. The Company has enacted enhanced health and safety protocols, including sanitizing procedure and health checks, at its facilities to ensure the health and safety of the employees.
While PPE related products boosted the Company’s net sales by $38.1 million for the year ended December 31, 2020, such sales have declined to approximately $2.7 million, or under 1.0% of net sales for the year ended December 31, 2021.
The raw material and labor shortage and supply chain and transportation disruptions caused by COVID-19 have adversely impacted the Company’s business including, among other things, raw materials inflation, increased freight and shipping costs and longer inventory lead time. The Company has evolved its operations to navigate such challenges, including the diversification of its supplier network, the adjustment of its inventory purchase pattern, and the continued focus on and investment in automation in its operations and its E-commerce platform,
On April 16, 2020, the Company received PPE loan proceeds in the amount of $5.0 million. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are potentially forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company applied for the forgiveness of the PPE loan, and was granted loan forgiveness in whole, by meeting the conditions for use of loan proceeds on June 10, 2021. The Company recorded loan forgiveness of $5.0 million as gain on forgiveness of debt in the accompanying consolidated statement of income.
Additionally, the Company successfully completed its initial public offering in April 2021, raising total proceeds of $67.6 million, which strengthened its liquidity and allowed it to repay borrowings under its Line of Credit of $34.6 million and certain term loans totaling $39.3 million during the year ended December 31, 2021. The Company continues to focus on working capital management and the strength of its balance sheet. As of December 31, 2021, the Company had cash and cash equivalents of $6.5 million, and additional availability of $40.0 million under its Line of Credit and $6.9 million under its 2026 Term Loan. Given its balance sheet and liquidity position, management believes that the Company has the financial flexibility and resources needed to operate in the current uncertain economic environment. However, if global economic conditions worsen as a result of the pandemic, it could materially impact the Company’s liquidity position and capital needs.
The full extent to which COVID-19 impacts the Company's business and financial results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, the impacts of new variants of the virus, and the timing, distribution, efficacy and public acceptance of vaccines and other treatments for COVID-19.
19. Subsequent Events
On February 22, 2022, Global Wells exercised its option to draw the additional $6.9 million under its 2026 Term Loan, and immediately repaid $2.1 million to settle its intercompany payable to Lollicup with the proceeds. Global Wells retained the remaining balance for general corporate purposes.
Subsequent to December 31, 2021 through the date the financial statements are issued, the Company drew a total of $10.2 million and repaid a total of $0.0 million under its Line of Credit. During this period, the Company also made deposits for constructions and purchase of machinery and equipment totaling $3.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, and the information described below in this Item 9A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at December 31, 2021 due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal control over financial reporting at December 31, 2021 as set forth below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management has determined that the Company has the following material weaknesses in its internal control over financial reporting at December 31, 2021:

•Control Environment, Risk Assessment

Management did not maintain appropriately designed entity-level controls impacting the control environment and risk assessment procedures to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, including retention of control evidence, and (ii) ineffective identification and assessment of risks impacting internal control over financial reporting.

•Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment:

◦Management did not design and maintain effective general controls over information systems that support the financial reporting process. Specifically, management did not design and maintain effective logical user access controls, including user access reviews, to ensure appropriate segregation of duties and adequate restrictions of users, including those with privileged access.

◦Management did not design and implement controls over the completeness and accuracy of underlying data used in the operation of certain controls within its financial reporting process.

◦Management did not design and implement review controls at a sufficient precision level to detect a material misstatement in financial statement areas including income taxes, valuation of accounts receivable, and valuation of inventory.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses, management commenced remediation actions relating to the material weaknesses beginning in the first quarter of fiscal year 2022. These remediation actions include:

a.We performed a thorough review of users’ access rights to our significant information technology systems and implemented restrictions to user access to allow for appropriate segregation of duties.
b.We hired our new Chief Financial Officer in February 2022, who brings a strong background in accounting, financial reporting and business operations in the public company marketplace.

Additionally, we are in the process of implementing the below changes to our processes to improve our internal control over financial reporting and to remediate the control deficiencies that gave rise to the material weaknesses:

a.Under the supervision of our Audit Committee, Chief Executive Officer and Chief Financial Officer, we are initiating an internal project to implement a Sarbanes-Oxley compliance program under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. We are in the process of conducting an enterprise risk assessment and establishing reporting objectives.
b.We are reviewing and assessing our entity-level controls and IT general controls, documenting and evaluating existing significant processes and internal controls, and identifying potential gaps in our existing control structure.
c.We are in the process of identifying third-party service providers to assist with the design and preparation of the implementation plan and perform testing of the effectiveness of internal controls.
d.We are in the process of recruiting a number of key positions with our finance, operations and other support functions that can further enhance financial reporting capabilities, allow for appropriate segregation of duties, and provide appropriate oversight and reviews.

Management is committed to remediating the material weaknesses in a timely fashion and to making continuous improvements of our internal control over financial reporting. Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.

Management’s Annual Report on Internal Control Over Financial Reporting and Auditor Attestation

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders. Our Proxy Statement for the 2022 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated into this report by this reference.

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, and to all of our other officers, directors, employees and agents. The code of ethics is available on our website at www.karatpackaging.com. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website within five business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by this reference.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:
1. The financial statements listed in the "Index to Financial Statements" on page F-1 are filed as part of this report.

2.Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.Exhibits included or incorporated herein: See below.

Exhibit No.	Description
3.1*	Certificate of Incorporation of Karat Packaging Inc.
3.2*	Bylaws of Karat Packaging Inc.
4.1*	Form of Common Stock Certificate
10.1*+	Karat Packaging Inc. 2019 Stock Incentive Plan
10.2*+	Form of Restricted Stock Unit Award Agreement Pursuant to the Karat Packaging Inc. 2019 Stock Incentive Plan
10.3*+	Form of Karat Packaging Inc. 2019 Stock Incentive Plan Stock Option Agreement
10.4*	Amended and Restated Lease Agreement, by and between the Company and Global Wells Investment Group LLC for the Texas facility
10.5*	Standard Industrial/Commercial Single-Tenant Lease-Gross, dated February 6, 2013, by and between First Industrial, LP, a Delaware limited partnership and Lollicup USA Inc.
10.6*	First Amendment to Standard Industrial/Commercial Single-Tenant Lease-Gross, dated November 14, 2018, by and between First Industrial, LP, a Delaware limited partnership and Lollicup USA Inc.
10.7*	Lease Agreement dated July 16, 2020, by and between Lollicup USA Inc. and Global Wells Investment Group LLC for the New Jersey facility
10.8*
Share Exchange Agreement and Plan of Reorganization, dated as of September 27, 2018, entered into by the Company, Lollicup USA Inc., and each of Alan Yu, Marvin Cheng, Karat Global Group, LTD. (now known as Keary Global Group, LTD.) and Plutus Investment Holding Company

10.9*	Assignment and Assumption of Grants, by and between Lollicup USA Inc. and Global Wells Investment Group LLC effective as of July 1, 2018
10.10*	Form of Indemnification Agreement
10.11*	Purchase and Sale Agreement dated April 9, 2019 by and between Global Wells Investment Group LLC and Atosa Catering Equipment, Inc.
10.12*	Business Loan Agreement dated February 23, 2018 by and between Lollicup USA Inc. and Hanmi Bank
10.13*	Business Loan Agreement dated March 17, 2020 by and between Lollicup USA Inc. and Hanmi Bank
10.14*	Note dated April 16, 2020 by and between Lollicup USA Inc. and Hanmi Bank
10.15*	Commercial Security Agreement dated June 30, 2020 by and between Global Wells Investment Group LLC and Hanmi Bank
10.16*+	Form of Employment Agreement by and between the Company and Alan Yu
10.17*+	Form of Employment Agreement by and between the Company and Marvin Cheng
10.18*+	Form of Employment Agreement by and between the Company and Joanne Wang
10.19*+	Form of Amended and Restated Employment Agreement by and between the Company and Ann Sabahat
10.20	Business Loan Agreement dated October 6, 2021 by and between Lollicup USA Inc. and Hanmi Bank
10.21***+	Employment Agreement, dated February 1, 2022, by and between the Company and Jian Guo
21.1*	List of Subsidiaries
23.1	Consent of BDO USA, LLP, independent registered public accounting firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Incorporated by reference from the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021.
** Furnished herewith.
*** Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2022
+ Indicates management compensatory agreement

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 31, 2022	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Yu	Chairman and Chief Executive Officer	March 31, 2022
Alan Yu

/s/ Jian Guo	Chief Financial Officer	March 31, 2022
Jian Guo

/s/ Joanne Wang	Director and Chief Operating Officer	March 31, 2022
Joanne Wang

/s/ Eric Chen	Director	March 31, 2022
Eric Chen

/s/ Paul Chen	Director	March 31, 2022
Paul Chen

/s/ Eve Yen	Director	March 31, 2022
Eve Yen