Form 10-Q
period 2022-03-31
Karat Packaging Inc.
filed 2022-05-12
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on May 4, 2022 was 19,809,424 shares.

i

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents (including $5.2 million and $1.2 million associated with variable interest entity at March 31, 2022 and December 31, 2021, respectively)	$6,820	$6,483
Accounts receivable, net of allowance for doubtful accounts of $0.8 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively	43,337	32,776
Inventories	77,337	58,472
Prepaid expenses and other current assets (including $0.2 million and $0.1 million associated with variable interest entity at March 31, 2022 and December 31, 2021, respectively)	6,036	5,141
Total current assets	133,530	102,872
Property and equipment, net (including $46.3 million and $46.6 million associated with variable interest entity at March 31, 2022 and December 31, 2021, respectively)	92,138	93,475
Deposits	10,440	6,885
Goodwill	3,510	3,510
Intangible assets, net	373	380
Other assets (including $0.1 million associated with variable interest entity at both March 31, 2022 and December 31, 2021)	389	477
Total assets	$240,380	$207,599

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $0.2 million and $0.1 million associated with variable interest entity at March 31, 2022 and December 31, 2021, respectively)	$24,073	$18,470
Accrued expenses (including $0.2 million and $0.1 million associated with variable interest entity at March 31, 2022 and December 31, 2021, respectively)	8,343	7,813
Related party payable	1,260	2,003
Income taxes payable	1,977	85
Customer deposits (including $0.1 million associated with variable interest entity as of both March 31, 2022 and December 31, 2021)	1,448	1,215
Debt, current portion (including $1.2 million associated with variable interest entity as of both March 31, 2022 and December 31, 2021)	1,190	1,178
Other payable	1,534	—
Total current liabilities	39,825	30,764

	March 31, 2022	December 31, 2021
Deferred tax liability	5,634	5,634
Line of credit	10,200	—
Long-term debt, net of current portion and debt discount of $0.2 million as of both March 31, 2022 and December 31, 2021 (including $42.0 million and $35.3 million associated with variable interest entity at March 31, 2022 and December 31, 2021, respectively, and debt discount of $0.2 million associated with variable interest entity as of both March 31, 2022 and December 31, 2021)	41,954	35,339
Other liabilities (including $1.3 million and $2.6 million associated with variable interest entity at March 31, 2022 and December 31, 2021, respectively)	2,524	3,837
Total liabilities	100,137	75,574

Commitments and Contingencies (Note 12)	—	—

Karat Packaging Inc. stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,832,417 and 19,809,417 shares issued and outstanding, respectively, at March 31, 2022; 19,827,417 and 19,804,417 shares issued and outstanding, respectively, at December 31, 2021	20	20
Additional paid in capital	84,356	83,694
Treasury stock, $0.001 par value, 23,000 shares at both March 31, 2022 and December 31, 2021	(248)	(248)
Retained earnings	46,101	39,434
Total Karat Packaging Inc. stockholders’ equity	130,229	122,900
Noncontrolling interest	10,014	9,125
Total stockholders’ equity	140,243	132,025
Total liabilities and stockholders’ equity	$240,380	$207,599
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$105,413	$75,673
Cost of goods sold	71,124	54,047
Gross profit	34,289	21,626
Operating expenses:
Selling expense	9,337	6,400
General and administrative expense (including $0.6 million associated with variable interest entity for both the three months ended March 31, 2022 and 2021)	15,461	11,455
Total operating expenses	24,798	17,855
Operating income	9,491	3,771
Other income (expense)
Rental income (including $0.2 million associated with variable interest entity for both the three months ended March 31, 2022 and 2021)	238	246
Other (expense) income	(82)	106
Gain (loss) on foreign currency transactions	133	(165)
Interest income, net (including $0.9 million and $0.8 million associated with variable interest entity for the three months ended March 31, 2022 and 2021, respectively)	840	278
Total other income	1,129	465
Income before provision for income taxes	10,620	4,236
Provision for income taxes	2,677	1,186
Net income	$7,943	$3,050
Net income attributable to noncontrolling interest	$1,276	$1,270
Net income attributable to Karat Packaging Inc.	$6,667	$1,780
Basic and diluted earnings per share:
Basic	$0.34	$0.12
Diluted	$0.34	$0.12
Weighted average common shares outstanding, basic	19,807,584	15,167,000
Weighted average common shares outstanding, diluted	19,901,384	15,403,000
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	15,190,000	$15	(23,000)	$(248)	$13,981	$18,656	$32,404	$7,464	$39,868
Net income	—	—	—	—	—	1,780	1,780	1,270	3,050
Balance, March 31, 2021	15,190,000	$15	(23,000)	$(248)	$13,981	$20,436	$34,184	$8,734	$42,918

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	19,827,417	$20	(23,000)	$(248)	$83,694	$39,434	$122,900	$9,125	$132,025
Stock-based compensation	—	—	—	—	611	—	611	—	611
Exercise of common stock options	5,000	—	—	—	51	—	51	—	51
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(387)	(387)
Net income	—	—	—	—	—	6,667	6,667	1,276	7,943
Balance, March 31, 2022	19,832,417	$20	(23,000)	$(248)	$84,356	$46,101	$130,229	$10,014	$140,243
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$7,943	$3,050
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,584	2,464
Provision for bad debt	500	—
Reserve for inventory obsolescence	476	—
Change in fair value of interest rate swap	(1,313)	(1,323)
Amortization of loan fees	9	3
Stock-based compensation	611	—
(Increase) decrease in operating assets
Accounts receivable	(11,061)	(1,741)
Inventories	(19,341)	3,049
Prepaid expenses and other current assets	(895)	3,108
Deposits	—	(41)
Other assets	88	2
Increase (decrease) in operating liabilities
Accounts payable	5,526	(2,883)
Accrued expenses	530	551
Related party payable	(743)	(1,618)
Income taxes payable	1,892	(41)
Customer deposits	233	84
Other payable	1,534	(160)
Net cash (used in) provided by operating activities	$(11,427)	$4,504
Cash flows from investing activities
Purchases of property and equipment	(824)	(273)
Deposits paid for property and equipment	(3,971)	(921)
Acquisition of Pacific Cup, Inc., net of cash acquired	—	(900)
Net cash used in investing activities	$(4,795)	$(2,094)
Cash flows from financing activities
Proceeds from line of credit	10,200	70
Proceeds from long-term debt	6,885	—
Payments on long-term debt	(267)	(1,888)
Proceeds from exercise of stock options	51	—
Payments on capital lease obligations	—	(79)
Payments of noncontrolling interest tax withholding	(310)	—
Net cash provided by (used in) financing activities	$16,559	$(1,897)
Net increase in cash and cash equivalents	337	513
Cash and cash equivalents
Beginning of year	$6,483	448
End of year	$6,820	$961
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$416	$473
Acquisition of Pacific Cup, Inc. included within deposits	$—	$100
Supplemental disclosures of cash flow information:
Cash paid for income tax	$200	$—
Cash paid for interest	$440	$1,088

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
The Company is a manufacturer and distributor of environmentally friendly, single-use disposable products used in a variety of restaurant and foodservice settings. The Company supplies a wide range of products for the foodservice industry, including food containers, tableware, cups, lids, cutlery, and straws. The products are available in plastic, paper, biopolymer-based and other compostable forms. In addition to manufacturing and distribution, the Company offers customized solutions to the customers, including new product development, design, printing, and logistics services, and distributes certain specialty food and beverages products, such as boba and coffee drinks.
The Company supplies products to smaller chains and businesses including boutique coffee houses, bubble tea cafes, pizza parlors and frozen yogurt shops, as well as to distributors and national and regional supermarkets, restaurants and convenience stores.
The Company currently operates manufacturing facilities and distribution and fulfillment centers in Chino, California; Rockwall, Texas and Kapolei, Hawaii. In addition, the Company operates four other distribution centers located in Branchburg, New Jersey; Summer, Washington; Summerville, South Carolina and Kapolei, Hawaii.
2.Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-3 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022.
The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, as included in our Annual Report on Form 10-K filed on March 31, 2022.
Principles of Consolidation: The condensed consolidated financial statements include the accounts of Karat Packaging and its wholly-owned and controlled operating subsidiaries, Lollicup, Lollicup Franchising, LLC (“Lollicup Franchising”) and Global Wells, a variable interest entity wherein the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
Noncontrolling Interests: The Company consolidates its variable interest entity, Global Wells, in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in Global Wells. The Company recognizes noncontrolling interests as equity in the condensed consolidated financial statements separate from Company’s stockholders’ equity. The amount of net income attributable to noncontrolling interests is disclosed in the condensed consolidated statements of income.
Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ materially from the estimates that were assumed in preparing the condensed consolidated financial statements. Estimates that are

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
significant to the condensed consolidated financial statements include stock-based compensation, allowance for doubtful accounts and reserve for slow-moving and obsolete inventory.
Reporting Segment: The Company manages and evaluates its operations in one reportable segment. This segment consists of manufacturing and supply of a broad portfolio of single-use products that are used to serve food and beverages and are available in plastic, paper, foam, post-consumer recycled content and renewable materials. It also consists of the distribution of certain specialty food and beverages products, such as boba and coffee drinks.
Earnings per Share: Basic earnings per common share is calculated by dividing net income attributable to Karat Packaging by the weighted average number of common shares outstanding during the related period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares.

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2022 and December 31, 2021, cash and cash equivalents were comprised of cash held in money market, cash on hand and cash deposited with banks.
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

Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The impairment test comprises of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. For the periods ended March 31, 2022 and March 31, 2021, management concluded that an impairment write-down was not required.
Business Combination and Goodwill: The Company applies the acquisition method of accounting for business combinations in accordance with US GAAP, which requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets, and liabilities acquired. Such estimates may be based on significant unobservable inputs. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Goodwill is evaluated for impairment at least annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. As of March 31, 2022, goodwill recorded in the accompanying condensed consolidated balance sheets is related to the Company’s acquisition of Pacific Cup, Inc. and Lollicup Franchising. For the periods ended March 31, 2022 and March 31, 2021, the Company determined no impairments have occurred.
The following table summarizes the activity in the Company’s goodwill balance:

(in thousands)
Balance at December 31, 2021	$3,510
Goodwill acquired	—
Balance at March 31, 2022	$3,510
Government Grants: Government grants are not recognized unless there is reasonable assurance that the Company and Global Wells will comply with the grants’ conditions and that the grants will be received. As of both March 31, 2022 and December 31, 2021, the Company received cumulative grants of $1,200,000. As of both March 31, 2022 and December 31, 2021, Global Wells received cumulative grants of $1,302,000. These grants are reported as deferred income within other liabilities in the accompanying condensed consolidated balance sheets as there are conditions attached to the grants that the Company and Global Wells have not met. These conditions include requiring the facility in Rockwall, Texas to maintain a certain minimum tax value for the next five calendar years through 2023 (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period.
Derivative Instruments: Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging, requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of income during the current period.

The Company and Global Wells entered into certain interest rate swaps to manage the interest rate risk, and accounted for such interest rate swaps as a derivative instrument under ASC 815. The interest rate swaps were not designated for hedge accounting and as such, the change in the fair value of interest rate swaps is recognized as interest income/expense in the accompanying condensed consolidated statements of income.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Variable Interest Entity: The Company has a variable interest in Global Wells. In 2017, Lollicup along with three other unrelated parties formed Global Wells. Lollicup has a 13.5% ownership interest and a 25% voting interest in Global Wells, located in Rockwall, Texas. The purpose of this entity is to own, construct, and manage a warehouse and manufacturing facility. Global Wells’ operating agreement may require its members to make additional contributions only upon the unanimous decision of the members or where the cash in Global Wells’ bank account falls below $50,000. In the event that a member is unable to make an additional capital contribution, the other members will be required to make contributions to offset the amount that member cannot contribute, up to $25,000.
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
Upon entering into the Texas Lease with Lollicup on March 23, 2018, it was determined that Lollicup holds current and potential rights that give it the power to direct activities of Global Wells that most significantly impact Global Wells’ economic performance, receive significant benefits, or the obligation to absorb potentially significant losses, resulting in Lollicup having a controlling financial interest in Global Wells. As a result, Lollicup was deemed to be the primary beneficiary of Global Wells and has consolidated Global Wells under the risk and reward model of ASC 810, for the period from March 23, 2018. The monthly lease payments for the Texas Lease and New Jersey Lease are eliminated upon consolidation.
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells, except for the Company’s guarantee of Global Wells’ term loans. As of March 31, 2022 and December 31, 2021, total loan guaranteed by the Company related to Global Wells amounted to $43,144,000 and $36,517,000, respectively. See Note 8 — Long Term Debt for a description of the two term loans that Global Wells has with financial institutions.
The following financial information includes assets and liabilities of Global Wells and are included in the accompanying condensed consolidated balance sheets, except for those that eliminate upon consolidation:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash	$5,205	$1,163
Accounts receivable	257	384
Prepaid expenses and other current assets	162	63
Property and equipment, net	46,309	46,612
Other assets	4,641	4,762
Total assets	$56,574	$52,984

Accounts payable	$184	$497
Accrued expenses	203	68
Income tax payable	—	9
Customer deposits	81	88
Due to Lollicup USA Inc.	—	2,620
Long-term debt, current portion	1190	1,178
Long-term debt, net of current portion	41,954	35,339
Other liabilities	1,324	2,636
Total liabilities	$44,936	$42,435

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue Recognition: The Company generates revenues from customers that include national and regional distributors, chain restaurants and supermarkets, small businesses, and those that purchase for individual consumption. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three months ended March 31, 2022 and 2021, net sales disaggregated by customer type consists of the amounts shown below.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
National and regional chains	$24,906	$18,289
Distributors	59,124	40,010
Online	13,549	11,443
Retail	7,834	5,931
Total Revenue	$105,413	$75,673
•National and regional chains revenue: National and regional chains revenue is derived from chain restaurants and supermarkets with locations across multiple states. Revenue from transactions with national and regional chains is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s manufacturing facility to the customers.
•Distributors revenue: Distributors revenues are derived from national and regional distributors across the U.S. that purchase the Company’s products for restaurants, offices, schools, and government entities. Revenue from distributions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s manufacturing facility to the customers.
•Online revenue: Online revenue is derived from small businesses such as small restaurants, bubble tea shops, coffee shops, juice bars and smoothie shops. Revenue from wholesale transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s manufacturing facility to the customers.
•Retail revenue: Retail revenue is derived primarily from regional bubble tea shops, boutique coffee shops and frozen yogurt shops. Revenue from retail transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s manufacturing facility to the customers.
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
The Company’s contract liabilities consist of rebates and other sales incentives, consideration payable to customers for cooperative advertising and other program incentives, and sales return. As of March 31, 2022 and December 31, 2021, the contract liabilities were not significant to the financial statements.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying condensed consolidated statements of income. Shipping and handling fees billed to a customer are not deemed to be separate performance obligations for all of the Company’s product sales, as these activities occur before the customer receives the products. Shipping and handling costs included within selling expenses in the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 were $8,440,000 and $5,483,000, respectively.
Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue. Sales commissions are expensed as incurred due to the amortization period being less than one year and are recorded in selling expense on the accompanying consolidated statements of income.
Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included in operating expenses in the condensed consolidated statements of income were $547,000 and $388,000 for the three months ended March 31, 2022 and 2021, respectively.
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
The Company recognizes potential interest and/or penalties related to income tax matters as income tax expense in the accompanying condensed consolidated statements of income. Accrued interest and penalties are included on the related tax liability in the condensed consolidated balance sheets. The Company had no uncertain tax positions as of March 31, 2022 and December 31, 2021.
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
For the three months ended March 31, 2022 and 2021, respectively, purchases from the following vendor makes up greater than 10 percent of total purchases:

	Three Months Ended March 31,
	2022	2021
Keary Global Ltd. ("Keary Global") and its affiliate, Keary International, Ltd.- related parties	11%	*
*Purchases represented less than 10% of total purchases

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amounts due to the following vendors at March 31, 2022 and December 31, 2021 that exceed 10 percent of total accounts payable are as follows:

	March 31, 2022	December 31, 2021
Keary Global and its affiliate, Keary International - related parties	*	10%
Wen Ho Industrial Co., Ltd	*	11%
Fuling Technology Co., Ltd.	19%	21%
PolyQuest	10%	*
*Amounts payable represented less than 10% of total accounts payable
No customer accounted for more than 10 percent of sales for the three months ended March 31, 2022 and 2021, respectively. No customer accounted for more than 10 percent of accounts receivable as of March 31, 2022 and December 31, 2021.
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
At March 31, 2022 and December 31, 2021, the Company has financial instruments classified within the fair value hierarchy, which consist of the following:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•Interest rate swap that meets the definition of a derivative, classified as Level 2 within the fair value hierarchy, and reported as other liabilities on the condensed consolidated balance sheets. The fair value of interest rate swap is calculated using pricing models that will use volatility to quantify the probability of changes around interest rate trends.
•Money market account, classified as Level 1 within the fair value hierarchy, and reported as a current asset on the condensed consolidated balance sheets.
The following table summarizes the Company’s fair value measurements by level at March 31, 2022 for the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents	$50	$—	$—
Interest rate swap	—	(22)	—
Fair value, March 31, 2022	$50	$(22)	$—
The following table summarizes the Company’s fair value measurements by level at December 31, 2021 for the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents	$2,000	$—	$—
Interest rate swap	—	(1,334)	—
Fair value, December 31, 2021	$2,000	$(1,334)	$—
The Company has not elected the fair value option as presented by ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, for the financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, including accounts receivable, accounts payable, accrued and other liabilities, other payable and borrowings under promissory notes and line of credit, are reported at their carrying value.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued and other liabilities and other payable approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term debt and line of credit at March 31, 2022 and December 31, 2021 approximate fair value because the interest rates approximate the current market interest rate or are variable in nature. The fair value of these financial instruments was determined using Level 2 inputs.
Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. The Company recorded a gain on foreign currency transactions of $133,000 and a loss $165,000 for the three months ended March 31, 2022 and 2021, respectively.
Stock-Based Compensation: The Company recognizes stock-based compensation expense related to employee stock options and restricted stock units in accordance with ASC 718, Compensation — Stock Compensation. This standard requires the Company to record compensation expense equal to the fair value of awards granted to employees and non-employees.

The fair value of share-based payment awards is estimated on the grant-date using the Black-Scholes option pricing model for stock options, and the closing price of the Company's common stock on the trading day immediately prior to the grant date for restricted stock units. Key input assumptions used in the Black-Scholes option pricing model to estimate the grant date fair value of stock options include the fair value of the Company’s common stock, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate, and the Company’s expected annual dividend yield.
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
The Company determines the expected volatility assumption using the frequency of daily historical prices of comparable public company’s common stock for a period equal to the expected term of the options.
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
In February 2016, the FASB issued ASU 2016-2 (Topic 842), “Leases”. This ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The FASB subsequently issued ASU 2018-11 (Topic 842), “Leases: Targeted Improvements” which amends ASC 842 in two important areas, including (i) allowing lessors to combine lease and associated nonlease components by class of underlying asset in contracts that meet certain criteria and, (ii) provides entities with an optional method for adopting the new leasing guidance by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented at the adoption date. The effective date for ASC 842 for public business entities is annual reporting periods beginning after December 15, 2018. The effective date for all other entities is annual reporting periods beginning after December 15, 2021. The Company will adopt the new standard in annual reporting period beginning after December 15, 2021, and is currently assessing the impact of this standard on the Company’s consolidated financial statements.
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
3.Acquisitions
Pacific Cup, Inc.
On March 1, 2021, Lollicup entered into an asset purchase agreement (the “Pacific Cup Agreement”) with Pacific Cup, Inc. (“Pacific Cup”), a manufacturer and distributor of disposable products operating in Kapolei, Hawaii. Pursuant to the Pacific Cup Agreement, Lollicup paid cash consideration of $1,000,000 to acquire certain assets of Pacific Cup. Acquisition-related costs were immaterial. The amounts of revenue and earnings of the acquiree since the acquisition date is included in the condensed consolidated statement of income for the reporting periods, which is not significant for the three months ended March 31, 2022 and the period from March 1, 2021 to March 31, 2021.
The goodwill recognized in this transaction was derived from expected opportunities to leverage Pacific Cup’s customer base, manufacturing facility, and sales force to expand the Company’s footprint. Goodwill recognized as a result of this acquisition is deductible for income tax purposes, and subject to annual impairment testing, which may give rise to deferred taxes in future periods.
The following table summarizes the final valuation of assets acquired as a result of this acquisition:

(in thousands)
Inventories	$153
Property and equipment	50
Customer relationships	400
Goodwill	397
Total assets acquired	$1,000
4.Inventories
Inventories consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$18,215	$14,075
Finished goods	60,341	45,140
Subtotal	78,556	59,215
Less inventory reserve	(1,219)	(743)
Total inventories	$77,337	$58,472

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.Property and Equipment
Property and equipment, net consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$61,421	$60,935
Leasehold improvements	18,886	18,655
Vehicles	5,855	5,384
Furniture and fixtures	955	936
Building	35,387	35,387
Land	11,907	11,907
Computer hardware and software	555	553
	134,966	133,757
Less accumulated depreciation	(42,828)	(40,282)
Total property and equipment, net	$92,138	$93,475
Depreciation and amortization expense were $2,577,000 and $2,464,000 for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization expense are reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.
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
On October 6, 2021, the Company amended the Loan Agreement. Prior to October 6, 2021, interest accrued at an annual rate of prime less 0.25% with a minimum floor of 3.75%, and the amount that could be borrowed was subject to a borrowing base that was calculated as a percentage of the accounts receivable and inventory balances measured monthly. Additionally, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio.
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
As of March 31, 2022, the maximum remaining amount that could be borrowed under the Line of Credit was $29,800,000. The Company had $10,200,000 of borrowings outstanding under the Line of Credit bearing an interest rate of 3.25% per annum as of March 31, 2022. The Company had $0 of borrowings outstanding under the Line of Credit as of December 31, 2021. The amount issued under the standby letter of credit was $0 as of both March 31, 2022 and December 31, 2021. As of both March 31, 2022 and December 31, 2021, the Company was in compliance with the financial covenants under the Line of Credit.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued expenses	$2,576	$1,991
Accrued interest	101	68
Accrued payroll	1,702	1,456
Accrued vacation and sick pay	796	416
Accrued shipping expenses	2,487	2,868
Accrued professional services fees	304	642
Deferred rent liability	377	372
Total accrued expenses	$8,343	$7,813

8.Long-Term Debt
Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
A $21,580,000 term loan that matures in May 2029. Interest accrues at prime rate less 0.25% (3.25% and 3.00% at March 31, 2022 and December 31, 2021, respectively) and principal payments ranging from $24,000 to $40,000 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan was collateralized by substantially all of the Company’s and Global Well’s assets and was guaranteed by the Company and its stockholders. The Company incurred debt issuance costs of approximately $119,000, which is reported as a reduction of the carrying value of debt on the accompanying consolidated balance sheet.
	$20,726	$20,808
A $23,000,000 term loan that matures September 30, 2026, with the initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which the Company exercised in February 2022. Interest accrues at a fixed rate of 3.5%. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
	22,610	15,909
Long-term debt	43,336	36,717
Less: unamortized loan fees	(192)	(200)
Less: current portion	(1,190)	(1,178)
Long-term debt, net of current portion	$41,954	$35,339

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 31, 2022, future maturities are (in thousands):

2022 (remainder)	$887
2023	1,224
2024	1,276
2025	1,333
2026	19,703
Thereafter	18,913
Total	$43,336
The Company was in compliance with all of its financial covenants as of both March 31, 2022 and December 31, 2021.
9.Interest Rate Swaps
In June 2019, Global Wells entered into a ten-year floating-to-fixed interest-rate swap, with an effective date of June 13, 2019, that is based on the prime rate versus a 5.05% fixed rate. The notional value was $21,580,000 as of June 13, 2019. The payment dates are the fifth day of the month beginning July 5, 2019 to the termination date of May 4, 2029. As of March 31, 2022 and December 31, 2021, the fair value of the interest rate swap was $22,000 and $1,334,000, respectively, which is reported as other liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, Global Wells recognized approximately $1,312,000 and $1,282,000 as interest income related to change in fair value of this interest rate swap for the three months ended March 31, 2022 and 2021, respectively.
In June 2019, the Company also entered into a five-year floating-to-fixed interest-rate swap, with an effective date of June 3, 2019, that is based on the prime rate versus 5.19% fixed rate. The notional was $10,000,000 as of June 2019. The payment dates are the fifth day of the month beginning July 5, 2019 to the maturity date of May 31, 2024. In April 2021, the Company terminated this interest rate swap. For the three months ended March 31, 2021, the Company recognized approximately $42,000 in interest income related to change in fair value of this interest rate swap.
10. Stock-based Compensation
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

As of March 31, 2022, a total of 1,275,250 shares of common stock was available for further award grants under the Plan. For the three months ended March 31, 2022 and 2021, the Company recognized a total of $0.6 million and $0 in stock-based compensation expense, respectively. The restricted stock units and stock options granted prior to April 15, 2021 were subjected to vesting conditions contingent upon the closing of an initial public offering of the Company. Such awards began

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
vesting on April 15, 2021 when the Company completed its initial public offering. The Company recognizes stock-based compensation over the vesting period, which is generally 3 years for both the restricted stock units and stock options.

Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended March 31, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	435,000	$18.76		$—
Granted	50,000	16.53
Exercised	(5,000)	10.00
Canceled/forfeited	(20,000)	18.86
Outstanding at March 31, 2022	460,000	$18.61	9.6	$571,900
Expected to vest at March 31, 2022	460,000	$18.61	9.6	$571,900
Exercisable at March 31, 2022	—	—	—	$—

The weighted-average grant date fair-value of the stock options granted for the three months ended March 31, 2022 was $16.53 per share. At March 31, 2022, total remaining stock-based compensation expense for unvested stock options is approximately $1,866,270. The cost is expected to be recognized over a weighted-average period of 1.7 years.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on March 31, 2022, multiplied by the number of shares per each option.

The assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the three months ended March 31, 2022 were as follows:

Three Months Ended March 31, 2022
Risk-free interest rate	1.70%
Expected term (years)	6.25 years
Volatility	30%
Dividend yield	0.40%
Restricted Stock
The Company issued restricted stock units to employees of the Company. The following table summarizes the unvested restricted stock units for the period ended March 31, 2022:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	159,000	$11.08
Granted	7,500	16.53
Forfeited	(1,667)	17.90
Unvested at March 31, 2022	164,833	$11.26

At March 31, 2022, total remaining stock-based compensation expense for unvested restricted stock units is approximately $1.0 million. The cost is expected to be recognized over a weighted-average period of 1.2 years.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to Karat Packaging for the period by the weighted average number of common shares outstanding during the related period.

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,667	$1,780
Weighted average number of common shares in issue	19,808	15,167
Basic earnings per share	$0.34	$0.12
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

The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,667	$1,780
Weighted average number of common shares in issue	19,808	15,167
Dilutive shares
Stock options and restricted stock units	93	236
Adjusted weighted average number of common shares	19,901	15,403
Diluted earnings per share	$0.34	$0.12
For the three months ended March 31, 2022 and 2021, a total of 474,000 and 236,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.
12. Commitments and Contingencies
Lease Commitments
The Company leases its facilities under various operating leases expiring through 2031. The Company also leases automobiles under various operating leases expiring through 2024.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 31, 2022, approximate future minimum lease obligations are as follows:

(in thousands)
2022 (remainder)	$2,304
2023	3,060
2024	1,824
2025	380
2026	374
Thereafter	1,630
Total	$9,572

Rent expense included in operating expenses was $644,000 and $708,000 for the three months ended March 31, 2022 and 2021, respectively. Rent expenses included in cost of goods sold was 260,000 and $188,000 for the three months ended March 31, 2022 and 2021, respectively.
In September 2020, Global Wells entered into an operating lease with an unrelated party as the landlord. The lease generates monthly rental payments from $58,000 to $61,000 over the lease term of 38 months beginning September 9, 2020. Rental income for the three months ended March 31, 2022 and 2021 were $238,000 and $246,000, respectively. The expected rental income is $538,000 and $611,000 for the remaining nine months of the year ended December 31, 2022 and for the year ended December 31, 2023, respectively.
Contingencies
The Company is involved from time to time in certain legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of operations.
13. Related Party Transactions
Keary Global owns 250,004 shares of common stock as of March 31, 2022, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At March 31, 2022and December 31, 2021, the Company has accounts payable due to Keary Global and Keary International of $1,260,000 and $2,003,000,respectively. Purchases for the three months ended March 31, 2022 and 2021 from this related party were$11,926,000 and $5,055,000, respectively.
14. Income Taxes
In determining the interim provision for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income and adds the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended March 31, 2022 and 2021, the Company's income tax expense was $2.7 million and $1.2 million, with effective tax rate of 25.2% and 28.0%, respectively.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2016 through 2020 tax years and South Carolina for the 2017 through 2020 tax years.
The Company accounts for uncertainties in income tax in accordance with ASC 740-10 — Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. As of March 31, 2022, and December 31, 2021, the Company did not have any unrecognized tax benefit.
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
15. COVID-19

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

The raw material and labor shortage and supply chain and transportation disruptions caused by COVID-19 have adversely impacted the Company’s business including, among other things, raw materials inflation, increased freight and shipping costs and sometimes longer inventory lead time. The Company has evolved its operations to navigate such challenges, including the diversification of its supplier network, the adjustment of its inventory purchase pattern, and the continued focus on and investment in automation in its operations and its E-commerce platform.

The Company continues to focus on working capital management and the strength of its balance sheet. As of March 31, 2022, the Company had cash and cash equivalents of $6.8 million, additional availability of $29.8 million under its Line of Credit, and working capital of $93.7 million. Given its balance sheet and liquidity position, management believes that the Company has the financial flexibility and resources needed to operate in the current uncertain economic environment. However, if global economic conditions worsen as a result of the pandemic, it could materially impact the Company’s liquidity position and capital needs.

The full extent to which COVID-19 impacts the Company’s business and financial results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact, the impacts of new variants of the virus, and the timing, distribution, efficacy and public acceptance of vaccines and other treatments for COVID-19.
16. Subsequent Events
Joint Venture Agreement
On April 6, 2022, Lollicup entered into a definitive joint venture agreement (the “JV Agreement”) with Happiness Moon Co., Ltd., a Taiwanese company (“Happiness Moon”), whereby Lollicup and Happiness Moon will jointly establish

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Green Earth Technology (“Green Earth”) a new Taiwanese corporation. Green Earth will build and operate an approximately 180,000 square foot manufacturing facility (the “Facility”) in Taiwan that will manufacture compostable foodservice products from bagasse.

Lollicup will invest approximately $6.0 million for a 49% interest in Green Earth, which capital shall be contributed to Green Earth in three tranches as follows:

a.approximately $2.0 million within two weeks of signing of the JV Agreement;
b.approximately $2.0 million upon the completion of the Facility and installation of manufacturing machinery and equipment in the Facility; and
c.approximately $2.0 million upon the commencement of mass production in the Facility.

The JV Agreement stipulates a 20% investment return guarantee for Lollicup and provides that Company may, in certain circumstances as described in the JV Agreement, elect to terminate the JV Agreement and withdraw the amount then invested. Depending on the amount contributed by Lollicup in the three tranches set forth above, upon notice of termination, Happiness Moon shall be obligated to return such investment amount to Lollicup plus 5% per annum within one, two or three years respectively of such notice.

Lollicup and Happiness Moon shall each appoint one member to the three-member board of directors, with the third member being an attorney in Taiwan to be designated. There shall also be a board observer.
Lease Agreements

On April 27, 2022, the Company entered into a 60-month lease agreement commencing on May 1, 2022 for a 70,000 square-foot distribution facility in the City of Industry, California. The term of the lease expires on April 30, 2027 and requires monthly base rent payments ranging from $137,000 to $160,000.

On April 29, 2022, the Company entered into a 60-month lease agreement commencing on May 1, 2022 for a 23,000-square-foot distribution facility in Kapolei, Hawaii. The term of the lease expires on April 30, 2027 and requires monthly base rent payments ranging from $33,000 to $38,000.

Repayment on Line of Credit

From April 1, 2022 through May 6, 2022, the Company repaid $2.0 million and drew additional $4.3 million on its Line of Credit, increasing its outstanding borrowing under the Line of Credit to $12.5 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, business strategies, growth strategies and initiatives, future revenues and future performance and expected costs and liabilities are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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

As used in this Quarterly Report on Form 10-Q, “we”, “us”, “our”, “Karat”, “the Company” or “our Company” refer to Karat Packaging Inc., a Delaware corporation, and, unless the context requires otherwise, our operating subsidiaries. References to “Global Wells” or “our variable interest entity” refer to Global Wells Investment Group LLC, a Texas limited liability company and our consolidated variable interest entity, in which the Company has an equity interest and which is controlled by one of our stockholders. References to “Lollicup” refer to Lollicup USA Inc., a California corporation, our wholly-owned subsidiary.
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

While a majority of our revenue is generated from the distribution of our vendors’ products, we have select manufacturing capabilities in the U.S., which allows us to provide customers broad product choices and customized offerings with short lead times. We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe our ability to source products quickly on a cost-effective basis via a diversified global supplier network, complemented by our manufacturing capabilities for select products, has established us as a differentiated provider of high-quality products relative to our competitors and supported a superior margin profile.
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate four other distribution centers located in Sumner, Washington; Summerville, South Carolina; Branchburg, New Jersey and Kapolei, Hawaii. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, Dallas, New York, Seattle, Atlanta and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.
Business Highlights
•We achieved record quarterly revenues of $105.4 million during three months ended March 31, 2022, which represents an increase of 39.3% compared to the three months ended March 31, 2021.
•We recorded net income of $7.9 million during three months ended March 31, 2022, which represents an increase of 160.4% compared to the three months ended March 31, 2021, despite challenges posed by the commodity input cost inflation, supply chain disruption, and higher labor costs.
•We acquired over 5,000 new customers, which consisted of customers through wholesale distribution and e-commerce direct-to-consumer channels.
•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $13.0 million for the three months ended March 31, 2022, representing an increase of 90.3% compared to the three months ended March 31, 2021.
•We continue to make strategic investments in our logistics and manufacturing infrastructure to enhance our operation efficiency and position the business for future growth.

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
•Changes in freight carrier costs related to the shipment of our products, especially relating to overseas shipments. The freight and duty costs totaled $15.2 million during the three months ended March 31, 2022, which represented an increase of $8.7 million from the three months ended March 31, 2021. We believe this trend can have either a positive or a negative impact on our results of operations in the future, depending on whether such freight costs increase or decrease.
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
•Inflation and the cost of raw materials used to manufacture our products, in particular polyethylene terephthalate, or PET, plastic resin, will continue to fluctuate. Since negotiated sales contracts and the market largely determine the pricing for our products, we are, at times, limited in our ability to raise prices and pass through inflation to our costs. There can also be lags between cost inflation and the implementation of price increases, which could negative impact our gross margin. We believe this trend will have either a positive or a negative impact on our results of operations in the future, depending on whether raw material costs increase or decrease and whether we can successfully implement price increases to pass through inflation.
•Supplier chain disruptions have recently been exacerbated by the lockdowns in China and the conflict between Russia and Ukraine, which could have a long-lasting impact on our operations and financial results. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to navigate the challenging environment and adjust our operating models effectively, including the accurate forecast of demand, the successful procurement of raw materials and products and the effective management of our inventory, production and distribution.
COVID-19 Update
Information regarding COVID-19 update is contained in Note 15 — COVID-19 in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments.

There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our 2021 Form 10-K filed on March 31, 2022.
Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net sales	$105,413	$75,673
Cost of goods sold	71,124	54,047
Gross profit	34,289	21,626
Operating expenses	24,798	17,855
Operating income	9,491	3,771
Other income	1,129	465
Provision for income taxes	2,677	1,186
Net income	$7,943	$3,050
Net Sales
Net sales were $105.4 million for the three months ended March 31, 2022 compared to $75.7 million for the three months ended March 31, 2021, an increase of $29.7 million, or 39.3%. The increase in net sales was primarily driven by an increase of $22.8 million in product sales to our existing customers, as we continue to grow wallet share with existing customers, and an incremental net sales of $6.8 million from more than 5,000 new customers in the three months ended March 31, 2022. Out of the total net sales increase of $29.7 million compared to three months ended March 31, 2021, approximately $16.3 million was attributable to price increases due to the pass through of inflation, $7.4 million was incremental sales from new SKUs, $4.0 million was primarily associated with the sales volume increase and $1.9 million represented an increase in logistic services and shipping revenue.
Cost of goods sold

Cost of goods sold increased by $17.1 million, or 31.6% to $71.1 million for the three months ended March 31, 2022 compared to $54.0 million for the three months ended March 31, 2021. The increase in cost of goods sold was primarily due to an increase of $8.1 million in product costs driven by the general increase in costs in line with the increase in product sales partially offset by efficiencies and productivity improvements realized, favorable foreign currency exchange rate impact from the strengthening of the US Dollar against Taiwan New Dollar, and an increase of $8.7 million in freight and duty costs to acquire inventory from overseas, due to elevated ocean freight rates.
Gross profit
Gross profit increased $12.7 million, or 58.6%, to $34.3 million for the three months ended March 31, 2022 compared to $21.6 million for the three months ended March 31, 2021. Gross profit margin was 32.5% for the three months ended March 31, 2022 compared to 28.6% for the three months ended March 31, 2021. The margin expansion resulted primarily from the shift to higher margin products, such as our environmentally-friendly products, price increases implemented throughout the second half of 2021 and during the three months ended March 31, 2022 to pass through the increased product costs, favorable foreign currency exchange rate impact from the strengthening of the US Dollar against Taiwan New Dollar, and improved operating efficiencies and fixed cost leverage. Such favorable impacts on the gross margin were partially offset by higher freight and duty costs, which as a percentage of net sales increased from 6.2% in three months ended March 31, 2021 to 14.4% in three months ended March 31, 2022.

Operating expenses
Operating expenses for the three months ended March 31, 2022 were $24.8 million compared to $17.9 million for the three months ended March 31, 2021, an increase of $6.9 million, or 38.9%. The increase was primarily due to an increase of $3.4 million in shipping and transportation costs to deliver products to our customers primarily due to increased volume and higher fuel costs, an increase of $1.6 million in payroll-related costs due to workforce expansion, an increase of $0.5 million in production expenses due to higher repair and maintenance expense with increased manufacturing volume, and an increase of $0.6 million in stock-based compensation expense.
Operating income
Operating income for the three months ended March 31, 2022 was $9.5 million compared to $3.8 million the three months ended March 31, 2021, an increase of $5.8 million, or 154.3%. The increase was primarily due to an increase in gross profit of $12.7 million partially offset by the increase in operating expenses of $6.9 million.
Other income
Other income for the three months ended March 31, 2022 was $1.1 million, compared to $0.5 million for the three months ended March 31, 2021, an increase of $0.6 million, or 121.3%. The higher other income was driven by a decrease in interest expense of $0.6 million, as the average debt outstanding decreased from $96.9 million during the three months ended March 31, 2021 to $42.4 million during the three months ended March 31, 2022. The Company recognized an interest income of $1.3 million in both the three months ended March 31, 2022 and the three months ended March 31, 2021 from the change in the fair value of its interest rate swap(s).
Provision for income taxes
Provision for income taxes was $2.7 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 25.2% and 28.0%, respectively. The higher effective tax rate during the three months ended March 31, 2021 resulted primarily from the inclusion of certain non-deductible costs related to our initial public offering completed in April 2021.
Net income
Net income for the three months ended March 31, 2022 was $7.9 million compared to $3.1 million for the three months ended March 31, 2021, an increase of $4.9 million, or 160.4%. The increase was primarily driven by an increase in operating income of $5.8 million and an increase in other income of $0.6 million, partially offset by an increase in the provision for income taxes of approximately $1.5 million, as discussed above.

Non-GAAP Financial Measure
We use certain non-GAAP financial measures to assess our financial and operating performance that are not defined by, or calculated in accordance with US GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with US GAAP in the Consolidated Statements of Income; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.
Our primary non-GAAP financial measures are listed below and reflect how we evaluate our operating results.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure equal to net income excluding (i) interest (income) expense, net, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) IPO related expenses, and (v) stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to adjusted EBITDA margin.

	Three Months Ended March 31,
	2022		2021
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue
Net income:	$7,943	7.5%	$3,050	4.0%
Add (deduct):
Interest income, net	(840)	(0.8)	(278)	(0.4)
Provision for income taxes	2,677	2.5	1,186	1.6
Depreciation and amortization	2,584	2.5	2,464	3.3
Stock-based compensation expense	611	0.6	—	—
IPO related expenses	—	—	396	0.5
Adjusted EBITDA	$12,975	12.3%	$6,818	9.0%

Liquidity and Capital Resources
Sources and Uses of Funds
Our primary sources of liquidity are cash provided by operations, borrowings under our line of credit with the Hanmi Bank (the “Line of Credit”) and promissory notes, and during the year ended December 31, 2021, net proceeds of our IPO offering totaling $67.6 million. On an annual basis, we have typically generated positive cash flows from operations. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and ability to navigate challenging macro environment at times.
Our Line of Credit is available for working capital and general corporate purposes, and consists of a $40.0 million revolving loan facility, which also includes a standby letter of credit sublimit. The Line of Credit was secured by our assets and guaranteed by our stockholders. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly.
Additionally, as described in Note 8 — Long-term Debt to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as of March 31, 2022, we have a $21,580,000 term loan that matures in May 2029 (the “2029 Term Loan”) and a $23,000,000 term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2029 Term Loan provides for an annual interest at prime rate less 0.25% and principal payments ranging from $24,000 to $40,000 along with interest are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of our and Global Well’s assets and is guaranteed by us and certain of our stockholders. The 2026 Term Loan had an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.5%. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of March 31, 2022, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of March 31, 2022, we had $10.2 million in outstanding balance on our Line of Credit bearing an interest per annual of 3.25%, $20.7 million in outstanding balance under the 2029 Term Loan, and $22.6 million in outstanding balance under the 2026 Term Loan.
As described in Note 16 — Subsequent Events in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our joint venture agreement to build the factory in Taiwan requires significant investments, which we expect to make within the next 12 months. We currently believe our current cash, ongoing cash flows from our operations and funding available under our Line of Credit will provide sufficient funds for this investment.
Our ongoing operations and growth strategy may require us to continue to make investments in our logistics and manufacturing infrastructure and our e-commerce platform. In addition, we may consider making strategic acquisitions and investments, which could require significant liquidity. The COVID-19 pandemic and the recent lockdowns in China and the conflict between Russia and Ukraine created significant uncertainty in the global economy and capital markets and long-lasting chaos in the global supply chain, which could have lingering adverse effects beyond 2022. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund for capital expenditures to further enhance our manufacturing and logistics infrastructure and our e-commerce platform for at least the next 12 months.
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
Liquidity Position

The following table summarizes total current assets, liabilities and working capital at March 31, 2022 compared to December 31, 2021:

	March 31, 2022	December 31, 2021	Increase
	(in thousands)
Current assets	$133,530	$102,872	$30,658
Current liabilities	39,825	30,764	9,061
Working capital	$93,705	$72,108	$21,597
As of March 31, 2022, we had a working capital of $93.7 million, as compared to working capital of $72.1 million at December 31, 2021, representing an increase of $21.6 million, or 30.0%. The improvement in working capital from December 31, 2021 was driven by a increase of $30.7 million in current assets, including (1) an increase of $10.6 million in accounts receivable primarily resulting from the sales growth during the quarter, (2) an increase in inventory of $18.9 million as we stock up in anticipation of higher sales volume in the upcoming summer months. These improvements were partially offset by an increase of $9.1 million in current liabilities, mainly from an increase of $5.6 million in accounts payable primarily resulting from increased inventory purchase, an increase of $1.9 million in income taxes payable, and an increase of $1.5 million in other payable from bank overdraft and credit card payable.
For additional information on financing entered into subsequent to March 31, 2022, see Note 16 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements included in this Quarter Report on Form 10-Q.
Cash Flows
The following table summarizes cash flow for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(11,427)	$4,504
Net cash used in investing activities	(4,795)	(2,094)
Net cash provided by (used in) financing activities	16,559	(1,897)
Net change in cash and cash equivalents	$337	$513
Cash flows (used in) provided by operating activities. For the three months ended March 31, 2022, net cash used in operating activities was $11.4 million, primarily the result of net income of $7.9 million, adjusted for certain non-cash items totaling $2.9 million, consisting mainly of depreciation and amortization, changes in fair value of interest rate swaps, reserve for inventory obsolescence, provision for bad debt and stock-based compensation. In addition, cash decreased $22.2 million, primarily as a result of changes in working capital, which includes an increase of $19.3 million in inventory build up to accommodate higher demand, an increase of $11.1 million in accounts receivable stemming from higher sales, and an increase in prepaid expense of $0.9 million, partially offset by an increase in account payable and accrual expense totaling $6.1 million, other payable of $1.5 million and an increase in income taxes payable of $1.9 million. For the three months ended March 31, 2021, net cash provided by operating activities was $4.5 million, primarily as a result of net income of $3.1 million, adjusted for certain non-cash items of an aggregate $1.1 million consisting of depreciation and amortization, and changes in fair value of interest rate swaps partially offset by a decrease in cash of $0.3 million due to changes in working capital.
Cash flows used in investing activities. Net cash used in investing activities for three months ended March 31, 2022 was $4.8 million, which included the purchase of manufacturing equipment for our California and Texas facility totaling $0.8 million and deposits paid for additional manufacturing equipment of $4.0 million. Net cash used in investing activities for three months ended March 31, 2021 was $2.1 million, which consisted of the purchase of manufacturing equipment for our Texas facility totaling $0.3 million, deposits paid for additional manufacturing equipment of $0.9 million, and cash paid of $0.9 million for our acquisition of Pacific Cup, Inc.
Cash flows provided by (used in) financing activities. Net cash provided in financing activities for the three months ended March 31, 2022 was $16.6 million, which included primarily borrowing of $10.2 million under the Line of Credit, and additional borrowing under the 2026 Term Loan of $6.9 million partially offset by payments on debts of $0.3 million, and noncontrolling interest tax withholding payment of $0.3 million. Net cash used in financing activities for the three months ended March 31, 2021 was $1.9 million, which consisted payments under the term loans.
Related Party Transactions
For a description of significant related party transactions, see Note 13 — Related Party Transactions in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.Quantitative and Qualitative Disclosure About Market Risk
This item is not applicable as we are currently considered a smaller reporting company.
Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based on this evaluation, management concluded that certain material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021 were under ongoing remediation and therefore continued to exist, and as such, our disclosure controls and procedures were not effective as of March 31, 2022 for the following reasons:

Control Environment, Risk Assessment

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

Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment:

•Management did not design and implement controls over the completeness and accuracy of underlying data used in the operation of certain controls within its financial reporting process.

•Management did not design and implement review controls at a sufficient precision level to detect a material misstatement in financial statement areas including income taxes, valuation of accounts receivable, and valuation of inventory.

As set forth below, management has taken and will continue to take steps to remediate the control deficiencies identified above. Notwithstanding such control deficiencies, management concludes that the financial statements included in this report fairly represent, in all material aspects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Remediation Plan

As reported in the Annual Report on Form 10-K for the year ended December 31, 2021, we are engaged in remedial actions in response to the deficiencies discussed above, and we plan to continue efforts underway to improve internal control over financial reporting.

The following remedial actions were implemented during the first quarter of 2022 to remediate the material weakness related to the failure of management to design and maintain effective general controls over information systems that support the financial reporting process:

•We performed a thorough review of users’ access rights to our significant information technology systems and implemented restrictions to user access to allow for appropriate segregation of duties.

•We implemented a policy to restrict and monitor NetSuite user and access to financial applications and data to appropriate Company personnel.

In addition to the remediation of the material weakness described above, the following additional remedial actions were implemented during the first quarter of 2022:

•We hired our new Chief Financial Officer in February 2022, who brings a strong background in accounting, financial reporting and business operations in the public company marketplace.

•We adopted a process to identify and assess our disclosure controls and procedures, including the preparation of presentation and disclosure requirement checklists to be reviewed by management.

Commencing in the second fiscal quarter of 2022, we are also in the process of implementing the following enhancements to our control environment:

•We added accounting and information technology employees with appropriate experience, certification, education and training to the organization to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures.

•We are seeking to hire a qualified Corporate Controller, whose primary responsibilities will include improving the design, implementation, execution, and supervision of our controls. We expect to continue evaluating our needs for additional personnel.

•We started the process to provide extensive training to existing and new employees in order to enhance the level of communication and understanding of controls with personnel that provide key information and perform key roles.

•Under the supervision of our Audit Committee, Chief Executive Officer and Chief Financial Officer, we are initiating a project to implement a Sarbanes-Oxley compliance program under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. We are in the process of conducting an enterprise risk assessment and establishing reporting objectives.

•We are in the process of identifying third-party service providers to assist with the design and preparation of the implementation plan and perform testing of the effectiveness of internal controls.

We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. We believe the measures described above have strengthened our internal control over financial reporting, however, the remaining material weaknesses will not be considered remediated until a sustained period of time has passed to allow for continued operation of the new controls and for management to test the operational effectiveness of the new controls. Testing is expected to continue during the year ending December 31, 2022 and will continue to provide an update on the status of our remediation activities on a quarterly basis.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above to remediate the previously reported material weaknesses, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Registration Statement on Form 10-K, (Registration No. 333-253270), as filed with the SEC on March 31, 2022, which are incorporated herein by reference.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
None.
Item 6.Exhibits.

Exhibit No.	Description
10.1
Agreement, dated April 6, 2022, by and between Lollicup USA Inc. and Happiness Moon Co., Ltd. (English Translation) (incorporated by reference to Exhibit 99.1 in the Company's Current Report on Form 8-K filed on April 7, 2022)

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
Date: May 12, 2022

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)