Form 10-Q
period 2022-06-30
Karat Packaging Inc.
filed 2022-08-11
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on August 5, 2022 was 19,832,417 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents (including $932 and $1,163 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	$3,501	$6,483
Accounts receivable, net of allowances of $1,734 and $583 at June 30, 2022 and December 31, 2021, respectively (including $6 and $24 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	38,473	32,776
Inventories	85,475	58,472
Prepaid expenses and other current assets (including $200 and $63 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	6,691	5,141
Total current assets	134,140	102,872
Property and equipment, net (including $46,006 and $46,612 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	95,044	93,475
Deposits	13,287	6,885
Goodwill	3,510	3,510
Intangible assets, net	367	380
Other assets (including $60 and $65 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	840	477
Total assets	$247,188	$207,599

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $4 and $136 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	$23,325	$18,470
Accrued expenses (including $281 and $68 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	7,873	7,813
Related party payable	3,204	2,003
Income taxes payable (including $0 and $9 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	—	85
Customer deposits (including $81 and $88 associated with variable interest entity as of June 30, 2022 and December 31, 2021, respectively)	1,619	1,215
Debt, current portion (including $910 and $1,178 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	910	1,178
Other payables	482	—
Total current liabilities	37,413	30,764

	June 30, 2022	December 31, 2021
Deferred tax liability	5,634	5,634
Line of credit	11,600	—
Long-term debt, net of current portion and debt discount of $239 and $200 as of June 30, 2022 and December 31, 2021, respectively (including $42,016 and $35,339 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively, and debt discount of $239 and $200 associated with variable interest entity as of June 30, 2022 and December 31, 2021, respectively)	42,016	35,339
Other liabilities (including $1,324 and $2,637 associated with variable interest entity at June 30, 2022 and December 31, 2021, respectively)	3,004	3,837
Total liabilities	99,667	75,574

Commitments and Contingencies (Note 13)	—	—

Karat Packaging Inc. stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,832,417 and 19,809,417 shares issued and outstanding, respectively, at June 30, 2022; 19,827,417 and 19,804,417 shares issued and outstanding, respectively, at December 31, 2021	20	20
Additional paid in capital	84,921	83,694
Treasury stock, $0.001 par value, 23,000 shares at both June 30, 2022 and December 31, 2021	(248)	(248)
Retained earnings	52,445	39,434
Total Karat Packaging Inc. stockholders’ equity	137,138	122,900
Noncontrolling interest	10,383	9,125
Total stockholders’ equity	147,521	132,025
Total liabilities and stockholders’ equity	$247,188	$207,599
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$114,881	$94,526	$220,294	$170,199
Cost of goods sold	80,917	66,428	152,041	120,475
Gross profit	33,964	28,098	68,253	49,724
Operating expenses
Selling expense	9,468	7,771	18,805	14,171
General and administrative expense (including $671 and $681 associated with variable interest entity for the three months ended June 30, 2022 and 2021, respectively; $1,234 and $1,300 associated with variable interest entity for the six months ended June 30, 2022 and 2021, respectively)	16,694	13,457	32,155	24,912
Total operating expenses	26,162	21,228	50,960	39,083
Operating income	7,802	6,870	17,293	10,641
Other income (expense)
Rental income (including $238 and $246 associated with variable interest entity for the three months ended June 30, 2022 and 2021, respectively; and $476 and $492 associated with variable interest entity for the six months ended June 30, 2022 and 2021, respectively)	238	246	476	492
Other (expense) income	(181)	16	(263)	122
Gain (Loss) on foreign currency transactions	850	(119)	983	(284)
Interest income (expense) (including $386 interest income and $821 interest expense associated with variable interest entity for the three months ended June 30, 2022 and 2021, respectively; and $1,251 interest income and $10 interest expense associated with variable interest entity for the six months ended June 30, 2022 and 2021, respectively)	237	(1,128)	1,077	(850)
Gain on forgiveness of debt	—	5,000	—	5,000
Total other income	1,144	4,015	2,273	4,480
Income before provision for income taxes	8,946	10,885	19,566	15,121
Provision for income taxes	1,746	1,547	4,423	2,733
Net income	7,200	9,338	15,143	12,388
Net income (loss) attributable to noncontrolling interest	856	(245)	2,132	1,025
Net income attributable to Karat Packaging Inc.	$6,344	$9,583	$13,011	$11,363
Basic and diluted earnings per share:
Basic	$0.32	$0.51	$0.66	$0.67
Diluted	$0.32	$0.50	$0.65	$0.66
Weighted average common shares outstanding, basic	19,809,417	18,908,648	19,808,505	17,048,160
Weighted average common shares outstanding, diluted	19,926,695	19,025,871	19,914,044	17,165,383

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	15,190,000	$15	(23,000)	$(248)	$13,981	$18,656	$32,404	$7,464	$39,868
Net income	—	—	—	—	—	1,780	1,780	1,270	3,050
Balance, March 31, 2021	15,190,000	$15	(23,000)	$(248)	$13,981	$20,436	$34,184	$8,734	$42,918
Issuance of common stock in connection with our initial public offering, net of issuance costs of $5,088	4,542,500	5	—	—	67,587	—	67,592	—	67,592
Stock-based compensation	—	—	—	—	240	—	240	—	240
Net income (loss)	—	—	—	—	—	9,583	9,583	(245)	9,338
Balance, June 30, 2021	19,732,500	$20	(23,000)	$(248)	$81,808	$30,019	$111,599	$8,489	$120,088

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	19,827,417	$20	(23,000)	$(248)	$83,694	$39,434	$122,900	$9,125	$132,025
Stock-based compensation	—	—	—	—	611	—	611	—	611
Exercise of common stock options	5,000	—	—	—	51	—	51	—	51
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(387)	(387)
Net income	—	—	—	—	—	6,667	6,667	1,276	7,943
Balance, March 31, 2022	19,832,417	$20	(23,000)	$(248)	$84,356	$46,101	$130,229	$10,014	$140,243
Stock-based compensation	—	—	—	—	565	—	565	—	565
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(487)	(487)
Net income	—	—	—	—	—	6,344	6,344	856	7,200
Balance, June 30, 2022	19,832,417	$20	(23,000)	$(248)	$84,921	$52,445	$137,138	$10,383	$147,521

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$15,143	$12,388
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,148	4,943
Adjustments to accounts receivable reserves	1,151	—
Adjustments to inventory reserves	513	—
Gain on sale of asset	(17)	—
Change in fair value of interest rate swap	(2,159)	(1,143)
Amortization of loan fees	18	6
Stock-based compensation	1,176	240
Gain on forgiveness of debt	—	(5,000)
(Increase) decrease in operating assets
Accounts receivable	(6,848)	(8,760)
Inventories	(27,516)	(13,134)
Prepaid expenses and other current assets	(1,697)	3,099
Deposits	(163)	(144)
Other assets	87	91
Increase (decrease) in operating liabilities
Accounts payable	4,855	4,285
Accrued expenses	552	1,625
Related party payable	1,201	(1,430)
Income taxes payable	(85)	(41)
Customer deposits	404	658
Other liabilities	9	—
Other payable	482	(370)
Net cash used in operating activities	$(7,746)	$(2,687)
Cash flows from investing activities
Purchases of property and equipment	(1,615)	(957)
Proceeds from disposal of property and equipment	35	—
Deposits paid for joint venture investment	(4,000)	—
Deposits paid for property and equipment	(7,596)	(2,989)
Proceeds from settlement of interest rate swap	825	—
Acquisition of Pacific Cup, Inc., net of cash acquired	—	(893)
Net cash used in investing activities	$(12,351)	$(4,839)
Cash flows from financing activities
Proceeds from line of credit	20,100	1,470
Payments on line of credit	(8,500)	(31,400)
Proceeds from long-term debt	27,477	—
Payments on long-term debt	(21,139)	(22,726)
Proceeds from exercise of stock options	51	67,592
Payments on capital lease obligations	—	(176)
Payments of noncontrolling interest tax withholding	(874)	—
Net cash provided by financing activities	$17,115	$14,760
Net (decrease) increase in cash and cash equivalents	(2,982)	7,234
Cash and cash equivalents
Beginning of year	$6,483	448
End of year	$3,501	$7,682

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$5,107	$1,338
Acquisition price of Pacific Cup, Inc. included within deposits	$—	$100
Gain on forgiveness of debt	$—	$5,000
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,830	$1,574
Cash paid for interest	$1,074	$1,975
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
The Company is a manufacturer and distributor of environmentally friendly, single-use, disposable products used in a variety of restaurant and foodservice settings. The Company supplies a wide range of products for the foodservice industry, including food containers, tableware, cups, lids, cutlery, and straws. The products are available in plastic, paper, biopolymer-based and other compostable forms. In addition to manufacturing and distribution, the Company offers customized solutions to customers, including new product development, design, printing, and logistics services, and distributes certain specialty food and beverages products, such as boba and coffee drinks.
The Company supplies products to smaller chains and businesses including boutique coffee houses, bubble tea cafes, pizza parlors and frozen yogurt shops, as well as to distributors and national and regional supermarkets, restaurants and convenience stores.
The Company currently operates manufacturing facilities and distribution and fulfillment centers in Chino, California; Rockwall, Texas and Kapolei, Hawaii. In addition, the Company operates five other distribution centers located in Branchburg, New Jersey; Sumner, Washington; Summerville, South Carolina and Kapolei, Hawaii; City of Industry, California.
2.Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022.
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
Noncontrolling Interests: The Company consolidates its variable interest entity, Global Wells, in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in Global Wells. The Company recognizes noncontrolling interests as equity in the condensed consolidated financial statements separate from Company’s stockholders’ equity. The amount of net income attributable to noncontrolling interests is disclosed in the condensed consolidated statements of income. Tax payments made by the Company on behalf of the noncontrolling interests are deducted from their equity balances, as shown in the condensed consolidated statement of stockholders’ equity.
Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ materially

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At June 30, 2022 and December 31, 2021, cash and cash equivalents were comprised of cash held in money market, cash on hand and cash deposited with banks.
Accounts Receivable and Allowances: Accounts receivable consists primarily of amounts due from customers. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history. The Company recognizes an allowance for bad debt on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt write-offs, current past due customers in the aging as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The Company also maintains a sales allowance primarily related to potential billing adjustments to customers. The amount of the sales allowance is determined based on a historical transaction analysis and any additions to the sales allowance are recorded as a reduction to net revenue.
Inventories: Inventories consist of raw materials, work-in-process, and finished goods. Inventory cost is determined using the first-in, first-out (FIFO) method and valued at lower of cost or net realizable value. The Company maintains reserves for excess and obsolete inventory and carries its inventory at net realizable value, taking into account various factors including historic usage, expected demand, anticipated sales price, and product obsolescence.
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
The estimated useful life of property and equipment are as follows:

Machinery and equipment	5 years to 15 years
Leasehold improvements	Lesser of useful life or lease term
Vehicles	5 years
Furniture and fixtures	7 years
Building	28 years to 40 years
Property held under capital leases	3 years to 5 years
Computer hardware and software	3 years
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

Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The impairment test comprises

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. For the periods ended June 30, 2022 and June 30, 2021, management concluded that an impairment write-down was not required.
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
Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Goodwill is evaluated for impairment at least annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. As of June 30, 2022, goodwill recorded in the accompanying condensed consolidated balance sheets is related to the Company’s acquisition of Pacific Cup, Inc. and Lollicup Franchising. For the periods ended June 30, 2022 and June 30, 2021, the Company determined no impairments have occurred.
The following table summarizes the activity in the Company’s goodwill balance:

(in thousands)
Balance at December 31, 2021	$3,510
Goodwill acquired	—
Balance at June 30, 2022	$3,510
Government Grants: Government grants are not recognized unless there is reasonable assurance that the Company and Global Wells will comply with the grants’ conditions and that the grants will be received. As of both June 30, 2022 and December 31, 2021, the Company received cumulative grants of $1,200,000. As of both June 30, 2022 and December 31, 2021, Global Wells received cumulative grants of $1,302,000. These grants are reported as deferred income within other liabilities in the accompanying condensed consolidated balance sheets as there are conditions attached to the grants that the Company and Global Wells have not met. These conditions include requiring the facility in Rockwall, Texas to maintain a certain minimum tax value for the next five calendar years through 2024 (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Global Wells was determined to be a variable interest entity in accordance with ASC Topic 810, Consolidations, however, at the time the investment was made, it was determined that Lollicup was not the primary beneficiary. In 2018, Lollicup entered into an operating lease with Global Wells (“Texas Lease”). In 2020, the Company entered into another operating lease with Global Wells (“New Jersey Lease”).
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells. See Note 9 — Long Term Debt for a description of the two term loans that Global Wells has with financial institutions as of June 30, 2022.
The following financial information includes assets and liabilities of Global Wells and are included in the accompanying condensed consolidated balance sheets, except for those that eliminate upon consolidation:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash	$932	$1,163
Accounts receivable	378	384
Prepaid expenses and other current assets	200	63
Due from Lollicup USA Inc.	4,700	—
Property and equipment, net	46,006	46,612
Other assets	4,519	4,762
Total assets	$56,735	$52,984

Accounts payable	$4	$497
Accrued expenses	281	68
Income tax payable	—	9
Customer deposits	81	88
Due to Lollicup USA Inc.	—	2,620
Long-term debt, current portion	910	1,178
Long-term debt, net of current portion	42,016	35,339
Other liabilities	1,302	2,636
Total liabilities	$44,594	$42,435

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue Recognition: The Company generates revenues from customers that include national and regional distributors, chain restaurants and supermarkets, small businesses, and those that purchase for individual consumption. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three and six months ended June 30, 2022 and 2021, net sales disaggregated by customer type consists of the amounts shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
National and regional chains	$25,081	$22,310	$49,987	$40,599
Distributors	66,399	50,967	125,523	90,977
Online	15,491	13,703	29,040	25,146
Retail	7,910	7,546	15,744	13,477
	$114,881	$94,526	$220,294	$170,199
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
The Company’s contract liabilities consist primarily of rebates, sales incentives, customer deposits and consideration payable to customers for cooperative advertising. As of June 30, 2022 and December 31, 2021, the rebates, sales incentives and cooperative advertising were not significant to the financial statements. Customer deposits are included in the current liabilities in the condensed consolidated balance sheets.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying condensed consolidated statements of income. Shipping and handling fees billed to a customer are not deemed to be separate performance obligations for all of the Company’s product sales, as these activities occur before the customer receives the products. Shipping and handling costs included within selling expenses in the condensed consolidated statements of income for the three months ended June 30, 2022 and 2021 were $8,588,000 and $7,008,000, respectively. Shipping and handling costs included within selling expenses in the condensed consolidated statements of income for the six months ended June 30, 2022 and 2021 were $17,028,000 and $12,491,000, respectively.
Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue. Sales commissions are expensed as incurred due to the amortization period being less than one year and are recorded in selling expense on the accompanying consolidated statements of income.
Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included in operating expenses in the condensed consolidated statements of income were $586,000 and $632,000 for the three months ended June 30, 2022 and 2021, respectively. Advertising costs included in operating expenses in the condensed consolidated statements of income were $1,133,000 and $1,020,000 for the six months ended June 30, 2022 and 2021, respectively.
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
The Company recognizes potential interest and/or penalties related to income tax matters as income tax expense in the accompanying condensed consolidated statements of income. Accrued interest and penalties are included on the related tax liability in the condensed consolidated balance sheets. The Company had no uncertain tax positions as of June 30, 2022 and December 31, 2021.
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
For the three and six months ended June 30, 2022 and 2021, respectively, purchases from the following vendor makes up greater than 10 percent of total purchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Keary Global Ltd. ("Keary Global") and its affiliate, Keary International, Ltd.- related parties	13%	15%	12%	12%

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts due to vendors that exceed 10 percent of total accounts payable at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Keary Global and its affiliate, Keary International - related parties	12%	10%
Wen Ho Industrial Co., Ltd	*	11%
Fuling Technology Co., Ltd.	24%	21%
*Amounts payable represented less than 10% of total accounts payable
No customer accounted for more than 10 percent of sales for the three and six months ended June 30, 2022 and 2021, respectively. No customer accounted for more than 10 percent of accounts receivable as of June 30, 2022 and December 31, 2021.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
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
The Company has financial instruments classified within the fair value hierarchy, which consist of the following:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•At June 30, 2022 and December 31, 2021, the Company has a money market account, classified as Level 1 within the fair value hierarchy, and reported as a current asset on the condensed consolidated balance sheets.
•At December 31, 2021, the Company had an interest rate swap that met the definition of a derivative, classified as Level 2 within the fair value hierarchy, and reported as other liabilities on the condensed consolidated balance sheet. The fair value of interest rate swap was calculated using pricing models that will use volatility to quantify the probability of changes around interest rate trends. This interest rate swap was terminated in June 2022, as further discussed in Note 10 — Interest Rate Swaps.
The following table summarizes the Company’s fair value measurements by level at June 30, 2022 for the assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents	$50	$—	$—
Fair value, June 30, 2022	$50	$—	$—
The following table summarizes the Company’s fair value measurements by level at December 31, 2021 for the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents	$2,000	$—	$—
Interest rate swap	—	(1,334)	—
Fair value, December 31, 2021	$2,000	$(1,334)	$—
The Company has not elected the fair value option as presented by ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, for the financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, including accounts receivable, accounts payable, related-party payable, accrued and other liabilities, other payable and borrowings under promissory notes and Line of Credit (as defined below), are reported at their carrying value.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued and other liabilities and other payable at June 30, 2022 and December 31, 2021, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's Line of Credit approximate fair value because the interest rate is variable in nature. For the $21,580,000 term loan that the Company refinanced during the three months ended June 30, 2022, the carrying amount as of December 31, 2021 approximated fair value because the interest rate was variable in nature. For the $28,700,000 term loan that the Company entered into in June 2022, the carrying amount as of June 30, 2022 approximated the fair value because of the short duration elapsed between the loan effective date and June 30, 2022. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 term loan that matures September 30, 2026 (in thousands):

	June 30, 2022
	Carrying Amount	Estimated Fair Value
Long-term debt	22,465	22,618
    The fair value of these financial instruments was determined using Level 2 inputs.
Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. The Company recorded a gain on foreign currency transactions of $850,000 and a loss $119,000 for the three months ended June 30, 2022 and 2021, respectively. The Company recorded a gain on foreign currency transactions of $983,000 and a loss $284,000 for the six months ended June 30, 2022 and 2021, respectively.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The risk-free interest rate assumption for options granted under the 2019 Stock Incentive Plan (the "Plan") is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s stock options.
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
3.Acquisitions
Pacific Cup, Inc.
On March 1, 2021, Lollicup entered into an asset purchase agreement (the “Pacific Cup Agreement”) with Pacific Cup, Inc. (“Pacific Cup”), a manufacturer and distributor of disposable products operating in Kapolei, Hawaii. Pursuant to the Pacific Cup Agreement, Lollicup paid cash consideration of $1,000,000 to acquire certain assets of Pacific Cup. Acquisition-related costs were immaterial. The amounts of revenue and earnings of the acquiree since the acquisition date is included in the condensed consolidated statement of income for the reporting periods, and is not significant for the period from March 1, 2021 to June 30, 2021.
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
4. Joint Venture

On April 6, 2022, Lollicup entered into a definitive joint venture agreement (the “JV Agreement”) with Happiness Moon Co., Ltd., a Taiwanese company, to jointly establish Green Earth Technology (“Green Earth”), a new Taiwanese corporation, for the manufacturing of compostable foodservice products from bagasse. The JV Agreement stipulated an investment by the Company of approximately $6,500,000 for a 49% interest in Green Earth.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2022, the incorporation of Green Earth had not been completed. Lollicup invested a total of $4,000,000 pursuant to the JV Agreement during the three months ended June 30, 2022, which was included in deposits on the accompanying condensed consolidated balance sheet.
5. Inventory
Inventories consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$22,022	$14,075
Finished goods	64,955	45,140
Subtotal	86,977	59,215
Less: Inventory reserves	(1,502)	(743)
Total inventories	$85,475	$58,472
6. Property and Equipment
Property and equipment, net consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$66,408	$60,935
Leasehold improvements	19,246	18,655
Vehicles	5,943	5,384
Furniture and fixtures	955	936
Building	35,387	35,387
Land	11,907	11,907
Computer hardware and software	557	553
	140,403	133,757
Less: Accumulated depreciation and amortization	(45,359)	(40,282)
Total property and equipment, net	$95,044	$93,475
Depreciation and amortization expense were $2,558,000 and $2,472,000 for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense were $5,135,000 and $4,936,000 for the six months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense are reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.
7. Line of Credit
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
As of June 30, 2022, the maximum remaining amount that could be borrowed under the Line of Credit was $28,400,000. The Company had $11,600,000 of borrowings outstanding under the Line of Credit bearing an interest rate of 4.5% per annum as of June 30, 2022. The Company had $0 of borrowings outstanding under the Line of Credit as of December 31, 2021. The amount issued under the standby letter of credit was $0 as of both June 30, 2022 and December 31, 2021. As of both June 30, 2022 and December 31, 2021, the Company was in compliance with the financial covenants under the Line of Credit.
8. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued and other expenses	$2,875	$2,363
Accrued interest	77	68
Accrued payroll	1,608	1,456
Accrued vacation and sick pay	781	416
Accrued shipping expenses	2,155	2,868
Accrued professional services fees	377	642
Total accrued expenses	$7,873	$7,813

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
A $23,000,000 term loan that matures September 30, 2026, with an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which the Company exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
	$22,465	$15,909
A $21,580,000 term loan ("2029 Loan") that was set to mature in May 2029. Interest accrued at prime rate less 0.25% (3.00% at December 31, 2021) and principal payments ranging from $24,000 to $40,000 along with interest were due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan was collateralized by substantially all of the Company’s and Global Well’s assets and was guaranteed by the Company and its stockholders. The Company incurred debt issuance costs of approximately $119,000, which was reported as a reduction of the carrying value of debt on the accompanying consolidated balance sheet. This loan was refinanced in June 2022 (see below).
	—	$20,808
A $28,700,000 term loan ("2027 Loan") that matures July 1, 2027, with an initial balance of $20,700,000 and an option to request for additional advances up to a maximum of $8,000,000 through June 30, 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $104,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt coverage ratio.
	20,700	—
Long-term debt	43,165	36,717
Less: unamortized loan fees	(239)	(200)
Less: current portion	(910)	(1,178)
Long-term debt, net of current portion	$42,016	$35,339
At June 30, 2022, future maturities are (in thousands):

2022 (remainder)	$434
2023	957
2024	990
2025	1,040
2026	20,653
Thereafter	19,091
Total	$43,165
The Company's refinance of the 2029 Loan with the 2027 Loan in June 2022 was accounted for as a debt modification. The Company was in compliance with all of its financial covenants as of both June 30, 2022 and December 31, 2021.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Interest Rate Swaps
In June 2022, Global Wells terminated its ten-year floating-to-fixed interest rate swap, and recognized cash proceeds of $825,000 as gain on the settlement, which was included in interest income in the accompanying condensed consolidated statements of income. This interest rate swap had a notional value of $21,580,000 as of the effective date of June 13, 2019 based on the prime rate versus a 5.05% fixed rate. As of December 31, 2021, the fair value of the interest rate swap was $1,334,000, which is reported as other liabilities in the accompanying condensed consolidated balance sheet. For the three months ended June 30, 2022 and 2021, Global Wells recognized $847,000 (including the gain on settlement) as interest income and $382,000 as interest expense related to change in fair value of this interest rate swap, respectively. For the six months ended June 30, 2022 and 2021, Global Wells recognized $2,159,000 (including the gain on settlement) and $900,000 as interest income related to change in fair value of this interest rate swap, respectively.
In June 2019, the Company also entered into a five-year floating-to-fixed interest-rate swap, with an effective date of June 3, 2019, that was based on the prime rate versus 5.19% fixed rate. The notional was $10,000,000 as of June 2019. For the three months ended and six months ended June 30, 2021, the Company recognized approximately $6,000 and $47,000, respectively, in interest income related to change in fair value of this interest rate swap. In April 2021, the Company terminated this interest rate swap, recognizing $196,000 in swap termination fee, which was included in interest income in the condensed consolidated statements of income for the three and six months ended June 30, 2021.
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
The term of each incentive and nonqualified option is based upon conditions as determined by the option agreement; however, the term can be no more than ten years from the date of the grant. In the case of an incentive stock option granted to an optionee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the term of the option will be a shorter term as provided in the option agreement, but not more than five years from the date of the grant.

As of June 30, 2022, a total of 1,297,350 shares of common stock was available for further award grants under the Plan. For the three months ended June 30, 2022 and 2021, the Company recognized a total of $0.6 million and $0.2 million in stock-based compensation expense, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized a total of $1.2 million and $0.2 million in stock-based compensation expense, respectively. The restricted stock units and stock options granted prior to April 15, 2021 were subjected to vesting conditions contingent upon the closing of an initial public offering of the Company. Such awards began vesting on April 15, 2021 when the Company completed its initial public offering.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company recognizes stock-based compensation over the vesting period, which is generally 3 years for both the restricted stock units and stock options.

Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended June 30, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	435,000	$18.76		$—
Granted	50,000	16.53
Exercised	(5,000)	10.00
Canceled/forfeited	(40,000)	18.86
Outstanding at June 30, 2022	440,000	$18.60	9.3	$—
Expected to vest at June 30, 2022	440,000	$18.60	9.3	$—
Exercisable at June 30, 2022	—	—	—	$—

The weighted-average grant date fair-value of the stock options granted for the six months ended June 30, 2022 was $16.53 per share. At June 30, 2022, total remaining stock-based compensation expense for unvested stock options is approximately $1.4 million. The cost is expected to be recognized over a weighted-average period of 1.6 years.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on June 30, 2022, multiplied by the number of shares per each option.

The assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the six months ended June 30, 2022 were as follows:

Six Months Ended June 30, 2022
Risk-free interest rate	1.70%
Expected term (years)	6.25 years
Volatility	30%
Dividend yield	0.40%
Restricted Stock
The Company issued restricted stock units to employees of the Company. The following table summarizes the unvested restricted stock units for the period ended June 30, 2022:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	159,000	$11.08
Granted	9,900	16.69
Forfeited	(6,167)	17.90
Unvested at June 30, 2022	162,733	$11.16

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At June 30, 2022, total remaining stock-based compensation expense for unvested restricted stock units is approximately $0.7 million. The cost is expected to be recognized over a weighted-average period of 1.1 years.
12. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to the Company for the period by the weighted average number of common shares outstanding during the related period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,344	$9,583	$13,011	$11,363
Weighted average number of common shares in issue	19,809	18,909	19,809	17,048
Basic earnings per share	$0.32	$0.51	$0.66	$0.67
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

The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,344	$9,583	$13,011	$11,363
Weighted average number of common shares in issue	19,809	18,909	19,809	17,048
Dilutive shares
Stock options and restricted stock units	118	117	105	117
Adjusted weighted average number of common shares	19,927	19,026	19,914	17,165
Diluted earnings per share	$0.32	$0.50	$0.65	$0.66
For the three months ended June 30, 2022 and 2021, a total of 447,000 and 144,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share. For the six months ended June 30, 2022 and 2021, a total of 460,000 and 190,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.
13. Commitments and Contingencies
Lease Commitments
The Company leases its facilities under various operating leases expiring through 2031.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At June 30, 2022, approximate future minimum lease obligations are as follows:

(in thousands)
2022 (remainder)	$2,571
2023	5,122
2024	3,997
2025	2,636
2026	2,716
Thereafter	2,420
Total	$19,462

For the three months ended June 30, 2022 and 2021, rent expense included in operating expenses was $1,070,000 and $744,000, respectively, and rent expenses included in cost of goods sold was $245,000 and $229,000, respectively. For the six months ended June 30, 2022 and 2021, rent expense included in operating expenses was $1,714,000 and $1,452,000, respectively, and rent expenses included in cost of goods sold was $505,000 and $417,000, respectively.
In September 2020, Global Wells entered into an operating lease with an unrelated party as the landlord. The lease generates monthly rental payments from $58,000 to $61,000 over the lease term of 38 months beginning September 9, 2020. Rental income for the three months ended June 30, 2022 and 2021 were $238,000 and $246,000, respectively. Rental income for the six months ended June 30, 2022 and 2021 were $476,000 and $492,000, respectively. The expected rental income is $360,000 and $611,000 for the remaining six months of the year ended December 31, 2022 and for the year ended December 31, 2023, respectively.
Contingencies
The Company is involved from time to time in certain legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of operations.
14. Related Party Transactions
Keary Global owns 250,004 shares of common stock as of June 30, 2022, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At June 30, 2022 and December 31, 2021, the Company has accounts payable due to Keary Global and Keary International of $3,204,000 and $2,003,000, respectively. Purchases for the three months ended June 30, 2022 and 2021 from this related party were $13,789,000 and $13,645,000, respectively. Purchases for the six months ended June 30, 2022 and 2021 from this related party were $25,715,000 and $18,700,000, respectively.
15. Income Taxes
In determining the interim provision for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income and adds the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended June 30, 2022 and 2021, the Company's income tax expense was $1.7 million and $1.5 million, with effective tax rate of 19.5% and 14.2%, respectively. For the six months ended June 30, 2022 and 2021, the Company's income tax expense was $4.4 million and $2.7 million, with effective tax rate of 22.6% and 18.1%, respectively.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction.
The Company remains subject to IRS examination for the 2016 through 2021 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2017 through 2021 tax years and South Carolina for the 2017 through 2020 tax years.
The Company accounts for uncertainties in income tax in accordance with ASC 740-10 — Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. As of June 30, 2022, and December 31, 2021, the Company did not have any unrecognized tax benefit.
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
16. COVID-19

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

The raw material and labor shortage and supply chain and transportation disruptions caused by COVID-19 have adversely impacted the Company’s business including, among other things, raw materials inflation, elevated freight and shipping costs and sometimes longer inventory lead time. The Company has evolved its operations to navigate such challenges, including the diversification of its supplier network, the adjustment of its inventory purchase pattern, and the continued focus on and investment in automation in its operations and its E-commerce platform.

The Company continues to focus on working capital management and the strength of its balance sheet. As of June 30, 2022, the Company had cash and cash equivalents of $3.5 million, additional availability of $28.4 million under the Line of Credit, and working capital of $96.7 million. Given its balance sheet and liquidity position, management believes that the Company has the financial flexibility and resources needed to operate in the current uncertain economic environment. However, if global economic conditions worsen as a result of the pandemic, it could materially impact the Company’s liquidity position and capital needs.

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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17. Subsequent Events
Repayments on Line of Credit

From July 1 through August 11, 2022, the Company repaid $4.6 million on its Line of Credit, reducing its outstanding borrowing under the Line of Credit to $7.0 million.

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

•our ability to attract and retain skilled personnel and senior management; and

•other risks and uncertainties described in “Risk Factors,” as discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate five other distribution centers located in Sumner, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; and City of Industry, California. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, Dallas, New York, Seattle, Atlanta and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.
Business Highlights
•We achieved record quarterly revenues of $114.9 million during the three months ended June 30, 2022, which represents an increase of 21.5% compared to the three months ended June 30, 2021.
•We recorded net income of $7.2 million during the three months ended June 30, 2022, despite challenges posed by the commodity input cost inflation, supply chain disruption, and higher labor costs.
•We invested $4.0 million during the three months ended June 30, 2022 to establish a joint venture in Taiwan for the manufacturing of compostable foodservice products from bagasse and currently expect manufacturing to start in the second half of 2022.
•We acquired over 4,000 new customers during the three months ended June 30, 2022, which consisted of customers through wholesale distribution and e-commerce direct-to-consumer channels.
•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $11.8 million for the three months ended June 30, 2022, representing an increase of 14.6% compared to the three months ended June 30, 2021.
•We added 140,000 square feet of warehouse space in May 2022 in California, Hawaii and South Carolina and continued to make strategic investments in our logistics and manufacturing infrastructure to enhance our operation efficiency and position the business for future growth.
•We completed the refinancing of a new term loan in June 2022, which provided increased liquidity, financial flexibility and improved pricing.

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
•Environmental concerns regarding disposable products broadly have resulted in a number of significant changes that are specific to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive long-lasting impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products.
•Changes in freight carrier costs related to the shipment of our products, especially relating to overseas shipments. The freight and duty costs totaled $20.7 million during the three months ended June 30, 2022, which represented an increase of $10.9 million from the three months ended June 30, 2021 primarily due to the increase in ocean freight rates. We believe this trend can have either a positive or a negative impact on our results of operations in the future, depending on whether such freight costs increase or decrease.
•U.S. foreign trade policy continues to evolve, such as the imposition of tariffs on a number of imported food-service disposable products, including those imported from China and other countries. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to source our raw materials or manufactured products from countries where tariffs have not been imposed by the current U.S. administration and whether the previously imposed tariffs are removed.
•Inflation and the cost of raw materials used to manufacture our products, including polyethylene terephthalate, or PET, plastic resin, aluminum and paper boards may continue to fluctuate. Since negotiated sales contracts and the market largely determine the pricing for our products, we are, at times, limited in our ability to raise prices and pass through any inflation to our costs. There can also be lags between cost inflation and the implementation of price increases, which could negative impact our gross margin. We believe price fluctuations will have either a positive or a negative impact on our results of operations in the future, depending on whether raw material costs increase or decrease and whether we can successfully implement price increases to pass on inflation.
•Supplier chain disruptions could have a long-lasting impact on our operations and financial results. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to navigate the challenging environment and adjust our operating models effectively, including the accurate forecast of demand, the successful procurement of raw materials and products and the effective management of our inventory, production and distribution.
•Fluctuations in foreign currency exchange rates could impact either positively or negatively various aspects of our business activities, including but not limited to our purchasing power and capacity to source inventory.

COVID-19 Update
Information regarding COVID-19 update is contained in Note 16 — COVID-19 in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net sales	$114,881	$94,526	$220,294	$170,199
Cost of goods sold	80,917	66,428	152,041	120,475
Gross profit	33,964	28,098	68,253	49,724
Operating expenses	26,162	21,228	50,960	39,083
Operating income	7,802	6,870	17,293	10,641
Other income	1,144	4,015	2,273	4,480
Provision for income taxes	1,746	1,547	4,423	2,733
Net income	$7,200	$9,338	$15,143	$12,388

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Net sales
Net sales were $114.9 million for the three months ended June 30, 2022 compared to $94.5 million for the three months ended June 30, 2021, an increase of $20.4 million, or 21.5%. The increase in net sales was driven by an increase of $15.4 million in product sales to our existing customers, as we continue to grow wallet share with existing customers, and incremental net sales of $5.0 million from more than 4,000 new customers in the three months ended June 30, 2022. Of the total net sales increase of $20.4 million compared to the three months ended June 30, 2021, $18.9 million was attributable to price increases due to the passthrough of inflation, $0.3 million was related to the increase in volume and changes in product mix as compared to strong prior year volumes due to post-COVID re-openings, and $0.9 million was a result of an increase in logistic services and shipping revenue.
Cost of goods sold

Cost of goods was $80.9 million for the three months ended June 30, 2022 compared to $66.4 million for the three months ended June 30, 2021, an increase of $14.5 million, or 21.8%. The increase in cost of goods sold was primarily due to an increase of $10.9 million in freight and duty costs to acquire inventory from overseas as a result of elevated ocean freight rates and an increase of $3.1 million in product costs driven by the general increase in raw materials and labor costs partially offset by efficiencies and productivity improvements realized and the favorable foreign currency exchange rate impact from the strengthening of the US Dollar against Taiwan New Dollar.
Gross profit
Gross profit was $34.0 million for the three months ended June 30, 2022 compared to $28.1 million for the three months ended June 30, 2021, an increase of $5.9 million, or 20.9%. Gross margin was 29.6% for the three months ended June 30, 2022 compared to 29.7% for the three months ended June 30, 2021. Despite the higher freight and duty costs, which as a percentage of net sales increased from 10.3% in three months ended June 30, 2021 to 18.0% in three months ended June 30, 2022, gross margin remained relatively consistent between the two periods primarily due to margin expanding factors including shift to higher margin products such as environmentally-friendly items, price increases to pass through the increased product costs, favorable foreign currency exchange rate and improved operating efficiencies and leverage.

Operating expenses
Operating expenses for the three months ended June 30, 2022 were $26.2 million compared to $21.2 million for the three months ended June 30, 2021, an increase of $4.9 million, or 23.2%. The increase was primarily due to an increase of $2.0 million in shipping and transportation costs to transfer inventory among our warehouses and to deliver products to our customers, an increase of $1.6 million in payroll-related costs due to workforce expansion and costs incurred for temporary labor to cover COVID-19 related illness, an increase of $0.5 million in rental expense as we expanded our distribution network, an increase of $0.4 million in bad debt expense, and an increase of $0.3 million in stock-based compensation expense.
Operating income
Operating income for the three months ended June 30, 2022 was $7.8 million compared to $6.9 million for the three months ended June 30, 2021, an increase of $0.9 million, or 13.6%. The increase was primarily due to an increase in gross profit of $5.9 million partially offset by the increase in operating expenses of $4.9 million.
Other income
Other income for the three months ended June 30, 2022 was $1.1 million, compared to $4.0 million for the three months ended June 30, 2021, a decrease of $2.9 million, or 71.5%. The $1.1 million other income for the three months ended June 30, 2022 consisted primarily of a gain on foreign currency transactions of $0.9 million and a net interest income of $0.2 million, which was made up of a gain related to the interest swap of $0.8 million partially offset by interest expense on the Line of Credit and term loans totaling $0.6 million. The $4.0 million other income for the three months ended June 30, 2021 consisted primarily of gain on forgiveness of the Paycheck Protection Program (PPP) loan of $5.0 million partially offset by interest expense of $1.1 million, which was made up of the change in the interest swap fair value of $0.4 million and interest expense on the Line of Credit and term loans totaling $0.7 million.
Provision for income taxes
Provision for income taxes was $1.7 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 19.5% and 14.2%, respectively. The effective tax rate was lower for the three months ended June 30, 2021 primarily due to the gain on forgiveness of the PPP loan of $5.0 million, which was a discrete item not presented in the three months ended June 30, 2022.
Net income
Net income for the three months ended June 30, 2022 was $7.2 million, compared to $9.3 million for the three months ended June 30, 2021, a decrease of $2.1 million, or 22.9%. The decrease was primarily driven by a decrease in other income of $2.9 million and an increase in the provision for income taxes of $0.2 million, partially offset by an increase in operating income of $0.9 million, as discussed above.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Net sales
Net sales were $220.3 million for the six months ended June 30, 2022 compared to $170.2 million for the six months ended June 30, 2021, an increase of $50.1 million, or 29.4%. The increase in net sales was primarily driven by an increase of $41.6 million in product sales to our existing customers, as we continue to grow wallet share with existing customers, and incremental net sales of $8.5 million from more than 9,000 new customers in the six months ended June 30, 2022. Out of the total net sales increase of $50.1 million compared to six months ended June 30, 2022, $37.1 million was primarily attributable to price increases due to the passthrough of inflation, $10.1 million was primarily related to the increase in volume and change in product mix as compared to strong prior year volumes due to post-COVID re-openings, and $2.2 million as a result of an increase in logistic services and shipping revenue.
Cost of goods sold

Cost of goods was $152.0 million for the six months ended June 30, 2022 compared to $120.5 million for the six months ended June 30, 2021, an increase of $31.6 million, or 26.2%. The increase in cost of goods sold was primarily due to an increase of $19.6 million in freight and duty costs to acquire inventory from overseas as a result of elevated ocean freight rates and an increase of $11.3 million in product costs driven by the general increase in raw materials and labor costs partially offset by efficiencies and productivity improvements realized and the favorable foreign currency exchange rate impact from the strengthening of the US Dollar against Taiwan New Dollar.
Gross profit
Gross profit was $68.3 million for the six months ended June 30, 2022 compared to $49.7 million for the six months ended June 30, 2021, an increase of $18.5 million, or 37.3%. Gross profit margin was 31.0% for the six months ended June 30, 2022 compared to 29.2% for the six months ended June 30, 2021. The margin expansion resulted primarily from the shift to higher margin products, such as our environmentally-friendly products, price increases to pass through the increased product costs, favorable foreign currency exchange rate impact from the strengthening of the US Dollar against Taiwan New Dollar, and improved operating efficiencies and fixed cost leverage. Such favorable impacts on the gross margin were partially offset by higher freight and duty costs, which as a percentage of net sales increased from 9.6% in six months ended June 30, 2021 to 16.3% in six months ended June 30, 2022.
Operating expenses
Operating expenses for the six months ended June 30, 2022 were $51.0 million compared to $39.1 million for the six months ended June 30, 2021, an increase of $11.9 million, or 30.4%. The increase was primarily due to an increase of $5.4 million in shipping and transportation costs to transfer inventory among our warehouses and to deliver products to our customers, an increase of $3.2 million in payroll-related costs due to workforce expansion and costs incurred for temporary labor to cover COVID-19 related illness, an increase of $0.8 million in rental expense as we expanded our distribution network, an increase of $0.6 million in production expenses due to higher repair and maintenance expense with increased manufacturing volume, an increase of $0.3 million in demurrage charges for containers at ports, an increase of $0.5 million in bad debt expense, and an increase of $0.9 million in stock-based compensation expense.
Operating income
Operating income for the six months ended June 30, 2022 was $17.3 million compared to $10.6 million the six months ended June 30, 2021, an increase of $6.7 million, or 62.5%. The increase was primarily due to an increase in gross profit of $18.5 million partially offset by the increase in operating expenses of $11.9 million.
Other income
Other income for the six months ended June 30, 2022 was $2.3 million, compared to $4.5 million for the six months ended June 30, 2021, a decrease of $2.2 million, or 49.3%. The $2.3 million other income for the six months ended June 30, 2022 consisted primarily of a gain on foreign currency transactions of $1.0 million and a net interest income of $1.1 million, which was made up of a gain associated with the interest swap of $2.2 million partially offset by interest expense on the Line of Credit and term loans totaling $1.1 million. The $4.5 million other income for the six months ended June 30, 2021 consisted primarily of gain on forgiveness of the PPP loan of $5.0 million partially offset by interest expense of $0.9 million, which represented interest expense on the Line of Credit and term loans totaling $1.8 million partially offset by the change in the interest swap fair value of $0.9 million.
Provision for income taxes
Provision for income taxes was $4.4 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 22.6% and 18.1%, respectively. The effective tax rate was lower for the six months ended June 30, 2021, primarily due to the gain on forgiveness of the PPP loan of $5.0 million, which was a discrete item not presented in the six months ended June 30, 2022.
Net income
Net income for the six months ended June 30, 2022 was $15.1 million compared to $12.4 million for the six months ended June 30, 2021, an increase of $2.8 million, or 22.2%. The increase was primarily driven by an increase in operating income of $6.7 million offset by a decrease in other income of $2.2 million and an increase in the provision for income taxes of approximately $1.7 million, as discussed above.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure, which beginning in the fourth quarter of fiscal 2021, is calculated as net income excluding (i) interest (income) expense, net, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) IPO related expenses, (v) stock-based compensation expense and (vi) gain on forgiveness of debt. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue. The prior period Adjusted EBITDA has been revised to conform to this definition.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Three Months Ended June 30,
	2022		2021
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue
Net income:	$7,200	6.3%	$9,338	9.9%
Add (deduct):
Interest income (expense), net	(237)	(0.2)	1,128	1.2
Provision for income taxes	1,746	1.5	1,547	1.6
Depreciation and amortization	2,564	2.2	2,479	2.6
Stock-based compensation expense	565	0.5	240	0.3
IPO related expenses	—	—	601	0.6
Gain on forgiveness of debt	—	—	(5,000)	(5.3)
Adjusted EBITDA	$11,838	10.3%	$10,333	10.9%

	Six Months Ended June 30,
	2022		2021
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue
Net income:	$15,143	6.9%	$12,388	7.3%
Add (deduct):
Interest income (expense), net	(1,077)	(0.5)	850	0.5
Provision for income taxes	4,423	2.0	2,733	1.6
Depreciation and amortization	5,148	2.4	4,943	2.9
Stock-based compensation expense	1,176	0.5	240	0.1
IPO related expenses	—	—	997	0.6
Gain on forgiveness of debt	—	—	(5,000)	(2.9)
Adjusted EBITDA	$24,813	11.3%	$17,151	10.1%

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
The Line of Credit is available for working capital and general corporate purposes, and consists of a $40.0 million revolving loan facility, which also includes a standby letter of credit sublimit. The Line of Credit was secured by our assets and guaranteed by our stockholders. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly.
As described in Note 9 — Long-Term Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan has an initial balance of $20.7 million and an option to request for additional advances up to a maximum of $8.0 million through June 30, 2023, which we have not exercised as of June 30, 2022. Interest accrues at a fixed rate of 4.375% per annum, and principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt coverage ratio. Proceeds from the 2027 Term Loan were used to pay down an existing term loan with the same lender, which was set to mature in May 2029 with interest accruing at prime rate less 0.25%, and had an outstanding balance of $20.6 million as of the repayment date.
Additionally, as of June 30, 2022, we have a $23.0 million term loan that matures in September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of June 30, 2022, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of June 30, 2022, we had $11.6 million in outstanding balance on the Line of Credit bearing an interest per annum of prime rate less 0.25% (4.5% as of June 30, 2022), $20.7 million in outstanding balance under the 2027 Term Loan, and $22.5 million in outstanding balance under the 2026 Term Loan.
As described in Note 4 — Joint Venture in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our joint venture agreement to build the factory in Taiwan requires significant investments. During the three months ended June 30, 2022, we made payments totaling $4.0 million towards this investment, and currently expect to make the remaining investment within the next 12 months. We currently believe our current cash, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund for capital expenditures to further enhance our manufacturing and logistics infrastructure and our e-commerce platform for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.
Our ongoing operations and growth strategy may require us to continue to make investments in our logistics and manufacturing infrastructure and our e-commerce platform. In addition, we may consider making strategic acquisitions and investments, which could require significant liquidity. The COVID-19 pandemic and the rapidly changing macroeconomic and geopolitical dynamics created significant uncertainty in the global economy and capital markets and long-lasting disruptions in the global supply chain, which could have long-lasting adverse effects beyond 2022. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund for capital expenditures to further enhance our manufacturing and logistics infrastructure and our e-commerce platform for at least the next 12 months.

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisition, we may seek to sell additional equity securities, increase use of the Line of Credit, and raise additional debt. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness. Notwithstanding the potential liquidity challenges described above, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at June 30, 2022 compared to December 31, 2021:

	June 30, 2022	December 31, 2021	Increase
	(in thousands)
Current assets	$134,140	$102,872	$31,268
Current liabilities	37,413	30,764	6,649
Working capital	$96,727	$72,108	$24,619
As of June 30, 2022, we had a working capital of $96.7 million, as compared to working capital of $72.1 million at December 31, 2021, representing an increase of $24.6 million, or 34.1%. The improvement in working capital from December 31, 2021 was driven by an increase of $31.3 million in current assets, including an increase of $5.7 million in accounts receivable primarily resulting from the sales growth during the quarter, and an increase in inventory of $27.0 million due to higher sales volume in the summer months. These improvements were partially offset by an increase of $6.6 million in current liabilities, mainly from an increase of $6.1 million in accounts payable and relate party payable primarily resulting from increased inventory purchase.
For additional information on financing entered into subsequent to June 30, 2022, see Note 17 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements included in this Quarter Report on Form 10-Q.
Cash Flows
The following table summarizes cash flow for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(7,746)	$(2,687)
Net cash used in investing activities	(12,351)	(4,839)
Net cash provided by financing activities	17,115	14,760
Net change in cash and cash equivalents	$(2,982)	$7,234
Cash flows used in operating activities. For the six months ended June 30, 2022, net cash used in operating activities was $7.7 million, primarily the result of net income of $15.1 million, adjusted for certain non-cash items totaling $5.8 million, consisting mainly of depreciation and amortization, adjustments to accounts receivable and inventory reserves, and stock-based compensation partially offset by the gain on the interest rate swaps. In addition, cash decreased $28.7 million, primarily as a result of changes in working capital, which includes an increase of $27.5 million in inventory buildup to accommodate higher sales volume, an increase of $6.8 million in accounts receivable stemming from higher sales, and an increase in prepaid expense of $1.7 million, partially offset by an increase in account payable and accrual expense totaling $5.4 million, related party payable of $1.2 million, and credit card payable and customer deposit totaling $0.9 million. For the six months ended June 30, 2021, net cash provided by operating activities was $2.7 million, primarily as a result of net income of $12.4 million, adjusted for certain non-cash items of an aggregate $1.0 million consisting of changes in fair value of interest rate swaps, gain on forgiveness of debt, and depreciation and amortization, partially offset by a decrease in cash of $14.1 million due to changes in working capital.
Cash flows used in investing activities. Net cash used in investing activities for six months ended June 30, 2022 was $12.4 million, which included the purchase of manufacturing equipment for our facilities totaling $1.6 million, deposits paid for additional manufacturing equipment of $7.6 million, and investment pursuant to the JV Agreement of $4.0 million. Net cash used in investing activities for six months ended June 30, 2021 was $4.8 million, which consisted of the purchase of manufacturing equipment for our Texas facility totaling $1.0 million, deposits paid for additional manufacturing equipment of $3.0 million, and cash paid of $0.9 million for our acquisition of Pacific Cup.
Cash flows provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2022 was $17.1 million, which included primarily net borrowings of $11.6 million under the Line of Credit, an additional borrowing under the 2026 Term Loan of $6.9 million, and a borrowing under the 2027 Term Loan of $20.6 million, partially offset by $21.1 million term loan repayments, and noncontrolling interest tax withholding payment of $0.9 million. Net cash provided by financing activities for the six months ended June 30, 2021 was $14.8 million, which primarily consisted of net proceeds from issuance of common stock in connection with our initial public offering of $67.6 million, partially offset by net payments on the Line of Credit of $29.9 million and payments under the term loans of $22.7 million.
Related Party Transactions
For a description of significant related party transactions, see Note 14 — Related Party Transactions in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based on this evaluation, management concluded that certain material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021 were under ongoing remediation and therefore continued to exist, and as such, our disclosure controls and procedures were not effective as of June 30, 2022 for the following reasons:

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

The following remedial actions were implemented during the first three months of 2022 to remediate the material weakness related to the failure of management to design and maintain effective general controls over information systems that support the financial reporting process:

•We performed a thorough review of users’ access rights to our significant information technology systems and implemented restrictions to user access to allow for appropriate segregation of duties.

•We implemented a policy to restrict and monitor NetSuite user and access to financial applications and data to appropriate Company personnel.

In addition to the remediation of the material weakness described above, the following additional remedial actions were implemented during the first six months of 2022:

•We hired our new Chief Financial Officer in February 2022, who brings a strong background in accounting, financial reporting and business operations in the public company marketplace.

•We hired a Corporate Controller in June 2022, whose primary responsibilities include improving the design, implementation, execution, and supervision of our internal controls.

•We adopted a process to identify and assess our disclosure controls and procedures, including the preparation of presentation and disclosure requirement checklists to be reviewed by management.

•Under the supervision of our Audit Committee, Chief Executive Officer and Chief Financial Officer, we initiated a project to implement a Sarbanes-Oxley compliance program under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. We are in the process of completing an enterprise risk assessment, establishing reporting objectives and material weakness remediation plan, and performing an internal control design assessment.

•We engaged a third-party service provider to assist with the design and preparation of an internal controls compliance plan and perform testing of the effectiveness of internal controls.

•We provided extensive training to existing and new employees in order to enhance the level of communication and understanding of controls with personnel that provide key information and perform key roles.

•We added accounting and information technology employees with appropriate experience, certification, education and training to the organization to strengthen our internal accounting team, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures. We expect to continue evaluating our needs for additional personnel.

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
Item 1A.Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference.
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

10.2	Business Loan Agreement, dated June 15, 2022, by and between Global Wells Investment Group LLC and East West Bank
10.3	Interest Rate Swap Termination Agreement, dated June 10, 2022, by and between Global Wells Investment Group LLC and East West Bank
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARAT PACKAGING INC.
Date: August 11, 2022

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)