Form 10-K/A
period 2021-12-31
Karat Packaging Inc.
filed 2022-11-09
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to correct a typographical error relating to the date of the report by BDO USA, LLP, our Independent Registered Public Accounting Firm, that had appeared on page 36 of the original Form 10-K of Karat Packaging Inc. for the fiscal year ended December 31, 2021, as filed on March 31, 2022 (the "2021 Form 10-K"). The correct date of the report is March 31, 2022, and a copy of the report, with the corrected date, is included with this Amendment. The corrected report replaces in its entirety the report originally included on page 36 under “Part II- Item 8. Financial Statements and Supplementary Data.”

In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. The exhibits listed in Part IV-Item 15. Exhibits and Financial Statement Schedules are filed herewith in accordance with Rule 12b-15 of the Exchange Act.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the 2021 Form 10-K or reflect any events that have occurred after the filing of the 2021 Form 10-K.

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
March 31, 2022

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

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K for the year ending December 31, 2021 (the "2021 Form 10-K"):

1. The financial statements listed in the "Index to the Consolidated Financial Statements" and notes thereto on page 3.

2.Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.The exhibits listed in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2021 Form 10-K were filed or incorporated by reference as part of the 2021 Form 10-K. The exhibits listed in the Exhibit Index below are filed herewith in accordance with Rule 12b-15 of the Exchange Act.

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 9, 2022	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Yu	Chairman and Chief Executive Officer	November 9, 2022
Alan Yu

/s/ Jian Guo	Chief Financial Officer	November 9, 2022
Jian Guo

/s/ Joanne Wang	Director and Chief Operating Officer	November 9, 2022
Joanne Wang

/s/ Eric Chen	Director	November 9, 2022
Eric Chen

/s/ Paul Chen	Director	November 9, 2022
Paul Chen

/s/ Eve Yen	Director	November 9, 2022
Eve Yen