Form 10-Q
period 2022-09-30
Karat Packaging Inc.
filed 2022-11-14
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on November 4, 2022 was 19,908,012 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents (including $1,568 and $1,163 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	$7,531	$6,483
Accounts receivable, net of allowances of $1,695 and $583 at September 30, 2022 and December 31, 2021, respectively (including $3 and $24 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	36,732	32,776
Inventories	73,286	58,472
Prepaid expenses and other current assets (including $187 and $63 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	7,258	5,141
Total current assets	124,807	102,872
Property and equipment, net (including $45,702 and $46,612 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	94,346	93,475
Deposits	15,610	6,885
Goodwill	3,510	3,510
Intangible assets, net	360	380
Other assets (including $47 and $65 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	827	477
Total assets	$239,460	$207,599

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $27 and $136 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	$18,929	$18,470
Accrued expenses (including $480 and $68 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	8,469	7,813
Related party payable	4,858	2,003
Income taxes payable (including $0 and $9 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	196	85
Customer deposits (including $244 and $88 associated with variable interest entity as of September 30, 2022 and December 31, 2021, respectively)	1,186	1,215
Debt, current portion (including $948 and $1,178 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	948	1,178
Other payables	242	—
Total current liabilities	34,828	30,764

	September 30, 2022	December 31, 2021
Deferred tax liability	5,634	5,634
Long-term debt, net of current portion and debt discount of $229 and $200 as of September 30, 2022 and December 31, 2021, respectively (including $41,789 and $35,339 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively, and debt discount of $229 and $200 associated with variable interest entity as of September 30, 2022 and December 31, 2021, respectively)	41,789	35,339
Other liabilities (including $1,302 and $2,637 associated with variable interest entity at September 30, 2022 and December 31, 2021, respectively)	3,127	3,837
Total liabilities	85,378	75,574

Commitments and Contingencies (Note 13)	—	—

Karat Packaging Inc. stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,832,417 and 19,809,417 shares issued and outstanding, respectively, at September 30, 2022; 19,827,417 and 19,804,417 shares issued and outstanding, respectively, at December 31, 2021	20	20
Additional paid in capital	85,519	83,694
Treasury stock, $0.001 par value, 23,000 shares at both September 30, 2022 and December 31, 2021	(248)	(248)
Retained earnings	58,541	39,434
Total Karat Packaging Inc. stockholders’ equity	143,832	122,900
Noncontrolling interest	10,250	9,125
Total stockholders’ equity	154,082	132,025
Total liabilities and stockholders’ equity	$239,460	$207,599
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$109,996	$102,711	$330,290	$272,910
Cost of goods sold	75,828	72,918	227,869	193,393
Gross profit	34,168	29,793	102,421	79,517
Operating expenses
Selling expense	9,413	9,855	28,218	24,026
General and administrative expense (including $665 and $683 associated with variable interest entity for the three months ended September 30, 2022 and 2021, respectively; $1,899 and $1,983 associated with variable interest entity for the nine months ended September 30, 2022 and 2021, respectively)	16,845	14,573	49,000	39,485
Total operating expenses	26,258	24,428	77,218	63,511
Operating income	7,910	5,365	25,203	16,006
Other income (expense)
Rental income (including $239 and $246 associated with variable interest entity for the three months ended September 30, 2022 and 2021, respectively; and $715 and $738 associated with variable interest entity for the nine months ended September 30, 2022 and 2021, respectively)	239	246	715	738
Other income (expense)	28	101	(235)	223
Gain (Loss) on foreign currency transactions	369	(63)	1,352	(347)
Interest (expense) income (including $470 interest expense and $273 interest expense associated with variable interest entity for the three months ended September 30, 2022 and 2021, respectively; and $781 interest income and $283 interest expense associated with variable interest entity for the nine months ended September 30, 2022 and 2021, respectively)	(493)	(308)	584	(1,158)
Gain on forgiveness of debt	—	—	—	5,000
Total other income (expense)	143	(24)	2,416	4,456
Income before provision for income taxes	8,053	5,341	27,619	20,462
Provision for income taxes	1,900	1,268	6,323	4,001
Net income	6,153	4,073	21,296	16,461
Net income attributable to noncontrolling interest	57	287	2,189	1,312
Net income attributable to Karat Packaging Inc.	$6,096	$3,786	$19,107	$15,149
Basic and diluted earnings per share:
Basic	$0.31	$0.19	$0.96	$0.84
Diluted	$0.31	$0.19	$0.96	$0.84
Weighted average common shares outstanding, basic	19,809,417	19,710,043	19,808,813	17,945,205
Weighted average common shares outstanding, diluted	19,938,042	19,881,295	19,922,047	18,110,127

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	15,190,000	$15	(23,000)	$(248)	$13,981	$18,656	$32,404	$7,464	$39,868
Net income	—	—	—	—	—	1,780	1,780	1,270	3,050
Balance, March 31, 2021	15,190,000	$15	(23,000)	$(248)	$13,981	$20,436	$34,184	$8,734	$42,918
Issuance of common stock in connection with our initial public offering, net of issuance costs of $5,088	4,542,500	5	—	—	67,587	—	67,592	—	67,592
Stock-based compensation	—	—	—	—	240	—	240	—	240
Net income	—	—	—	—	—	9,583	9,583	(245)	9,338
Balance, June 30, 2021	19,732,500	$20	(23,000)	$(248)	$81,808	$30,019	$111,599	$8,489	$120,088
Stock-based compensation	—	—	—	—	848	—	848	—	848
Issuance of common stock upon vesting of restricted stock units	5,000	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,786	3,786	287	4,073
Balance, September 30, 2021	19,737,500	$20	(23,000)	$(248)	$82,656	$33,805	$116,233	$8,776	$125,009

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	19,827,417	$20	(23,000)	$(248)	$83,694	$39,434	$122,900	$9,125	$132,025
Stock-based compensation	—	—	—	—	611	—	611	—	611
Exercise of common stock options	5,000	—	—	—	51	—	51	—	51
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(387)	(387)
Net income	—	—	—	—	—	6,667	6,667	1,276	7,943
Balance, March 31, 2022	19,832,417	$20	(23,000)	$(248)	$84,356	$46,101	$130,229	$10,014	$140,243
Stock-based compensation	—	—	—	—	565	—	565	—	565
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(487)	(487)
Net income	—	—	—	—	—	6,344	6,344	856	7,200
Balance, June 30, 2022	19,832,417	$20	(23,000)	$(248)	$84,921	$52,445	$137,138	$10,383	$147,521
Stock-based compensation	—	—	—	—	598	—	598	—	598
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(190)	(190)
Net income	—	—	—	—	—	6,096	6,096	57	6,153
Balance, September 30, 2022	19,832,417	$20	(23,000)	$(248)	$85,519	$58,541	$143,832	$10,250	$154,082

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$21,296	$16,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,752	7,477
Adjustments to accounts receivable reserves	1,112	—
Adjustments to inventory reserves	441	133
Gain on sale of asset	(33)	—
Change in fair value of interest rate swap	(2,159)	(1,298)
Amortization of loan fees	28	9
Stock-based compensation	1,774	1,088
Gain on forgiveness of debt	—	(5,000)
(Increase) decrease in operating assets
Accounts receivable	(5,068)	(9,438)
Inventories	(15,255)	(11,226)
Prepaid expenses and other current assets	(2,264)	840
Deposits	(143)	(64)
Other assets	100	(238)
Increase (decrease) in operating liabilities
Accounts payable	459	(1,041)
Accrued expenses	1,130	3,202
Related party payable	2,855	(2,427)
Income taxes payable	111	65
Customer deposits	(29)	574
Other liabilities	150	—
Other payable	242	(363)
Net cash provided by (used in) operating activities	$12,499	$(1,246)
Cash flows from investing activities
Purchases of property and equipment	(2,007)	(3,947)
Proceeds from disposal of property and equipment	76	—
Deposits paid for property and equipment	(11,471)	(3,792)
Deposits paid for joint venture investment	(4,000)	—
Proceeds from settlement of interest rate swap	825	—
Acquisition of Pacific Cup, Inc., net of cash acquired	—	(900)
Net cash used in investing activities	$(16,577)	$(8,639)
Cash flows from financing activities
Proceeds from line of credit	21,100	1,470
Payments on line of credit	(21,100)	(34,639)
Proceeds from long-term debt	27,477	15,997
Payments on long-term debt	(21,338)	(38,985)
Proceeds from exercise of stock options	51	67,592
Payments on capital lease obligations	—	(319)
Payments of noncontrolling interest tax withholding	(1,064)	—
Net cash provided by financing activities	$5,126	$11,116
Net increase in cash and cash equivalents	1,048	1,231
Cash and cash equivalents
Beginning of year	$6,483	448
End of year	$7,531	$1,679

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$6,639	$3,215
Acquisition price of Pacific Cup, Inc. included within deposits	$—	$100
Gain on forgiveness of debt	$—	$5,000
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,069	$3,324
Cash paid for interest	$1,541	$2,472
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
2.Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022.
The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, as included in our Annual Report on Form 10-K filed on March 31, 2022, as amended.
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

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At September 30, 2022 and December 31, 2021, cash and cash equivalents were comprised of cash held in money market, cash on hand and cash deposited with banks.
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
Inventories: Inventories consist of raw materials, work-in-process, and finished goods. Inventory cost is determined using the first-in, first-out (FIFO) method and valued at lower of cost or net realizable value. The Company maintains a reserve for excess and obsolete inventory and carries its inventory at net realizable value, taking into account various factors including historic usage, expected demand, anticipated sales price, and product obsolescence.
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

Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The impairment test comprises

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. For the periods ended September 30, 2022 and September 30, 2021, management concluded that an impairment write-down was not required.
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
Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Goodwill is evaluated for impairment at least annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. As of September 30, 2022, goodwill recorded in the accompanying condensed consolidated balance sheets is related to the Company’s acquisition of Pacific Cup, Inc. and Lollicup Franchising. For the periods ended September 30, 2022 and September 30, 2021, the Company determined no impairments have occurred.
The following table summarizes the activity in the Company’s goodwill balance:

(in thousands)
Balance at December 31, 2021	$3,510
Goodwill acquired	—
Balance at September 30, 2022	$3,510
Government Grants: Government grants are not recognized unless there is reasonable assurance that the Company and Global Wells will comply with the grants’ conditions and that the grants will be received. As of both September 30, 2022 and December 31, 2021, the Company received cumulative grants of $1,350,000. As of both September 30, 2022 and December 31, 2021, Global Wells received cumulative grants of $1,302,000. These grants are reported as deferred income within other liabilities in the accompanying condensed consolidated balance sheets as there are conditions attached to the grants that the Company and Global Wells have not met. These conditions include requiring the facility in Rockwall, Texas to maintain a certain minimum tax value for the next five calendar years through 2024 (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period.
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

The Company and Global Wells entered into certain interest rate swaps to manage the interest rate risk, and accounted for such interest rate swaps as a derivative instrument under ASC 815. The interest rate swaps were not designated for hedge

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
accounting and as such, the change in the fair value of interest rate swaps was recognized as interest income/expense in the accompanying condensed consolidated statements of income.
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells. See Note 9 — Long Term Debt for a description of the two term loans that Global Wells has with financial institutions as of September 30, 2022.
The following financial information includes assets and liabilities of Global Wells and are included in the accompanying condensed consolidated balance sheets, except for those that eliminate upon consolidation:

	September 30, 2022	December 31, 2021
	(in thousands)
Cash	$1,568	$1,163
Accounts receivable	255	384
Prepaid expenses and other current assets	187	63
Due from Lollicup USA Inc.	4,700	—
Property and equipment, net	45,702	46,612
Other assets	4,395	4,762
Total assets	$56,807	$52,984

Accounts payable	$27	$497
Accrued expenses	480	68
Income tax payable	—	9
Customer deposits	244	88
Due to Lollicup USA Inc.	—	2,620
Long-term debt, current portion	948	1,178
Long-term debt, net of current portion	41,789	35,339
Other liabilities	1,302	2,636
Total liabilities	$44,790	$42,435

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue Recognition: The Company generates revenues from customers that include national and regional distributors, chain restaurants and supermarkets, small businesses, and those that purchase for individual consumption. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three and nine months ended September 30, 2022 and 2021, net sales disaggregated by customer type consists of the amounts shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
National and regional chains	$23,956	$22,894	$73,943	$63,493
Distributors	63,555	57,317	189,078	148,294
Online	14,044	14,644	43,084	39,790
Retail	8,441	7,856	24,185	21,333
	$109,996	$102,711	$330,290	$272,910
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
The Company’s contract liabilities consist primarily of rebates, sales incentives, customer deposits and consideration payable to customers for cooperative advertising. As of September 30, 2022 and December 31, 2021, the rebates, sales incentives and cooperative advertising were not significant to the financial statements. Customer deposits are included in the current liabilities in the condensed consolidated balance sheets.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying condensed consolidated statements of income. Shipping and handling fees billed to a customer are not deemed to be separate performance obligations for all of the Company’s product sales, as these activities occur before the customer receives the products. Shipping and handling costs included within selling expenses in the condensed consolidated statements of income for the three months ended September 30, 2022 and 2021 were $8,625,000 and $8,794,000, respectively. Shipping and handling costs included within selling expenses in the condensed consolidated statements of income for the nine months ended September 30, 2022 and 2021 were $25,653,000 and $21,285,000, respectively.
Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue. Sales commissions are expensed as incurred due to the amortization period being less than one year and are recorded in selling expense on the accompanying consolidated statements of income.
Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included in operating expenses in the condensed consolidated statements of income were $599,000 and $823,000 for the three months ended September 30, 2022 and 2021, respectively. Advertising costs included in operating expenses in the condensed consolidated statements of income were $1,732,000 and $1,843,000 for the nine months ended September 30, 2022 and 2021, respectively.
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
The Company recognizes potential interest and/or penalties related to income tax matters as income tax expense in the accompanying condensed consolidated statements of income. Accrued interest and penalties are included on the related tax liability in the condensed consolidated balance sheets. The Company had no uncertain tax positions as of September 30, 2022 and December 31, 2021.
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
For the three and nine months ended September 30, 2022 and 2021, respectively, purchases from the following vendor makes up greater than 10 percent of total purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Keary Global Ltd. ("Keary Global") and its affiliate, Keary International, Ltd.- related parties	*	13.7%	10.9%	14.3%
*Amount purchased represented less than 10% of total purchases.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts due to vendors that exceed 10 percent of total accounts payable at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Keary Global and its affiliate, Keary International - related parties	21%	10%
Wen Ho Industrial Co., Ltd	*	11%
Fuling Technology Co., Ltd.	15%	21%
*Amounts payable represented less than 10% of total accounts payable.
No customer accounted for more than 10 percent of sales for the three and nine months ended September 30, 2022 and 2021, respectively. No customer accounted for more than 10 percent of accounts receivable as of September 30, 2022 and December 31, 2021.
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
The Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•At September 30, 2022 and December 31, 2021, the Company has a money market account, classified as Level 1 within the fair value hierarchy, and reported as a current asset on the condensed consolidated balance sheets.

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
The following table summarizes the Company’s fair value measurements by level at September 30, 2022 for the assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
Cash equivalents	$4,050	$—	$—
Fair value, September 30, 2022	$4,050	$—	$—
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued and other liabilities and other payable at September 30, 2022 and December 31, 2021, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's Line of Credit approximates fair value because the interest rate is variable in nature. For the $21,580,000 term loan that the Company refinanced in June 2022, the carrying amount as of December 31, 2021 approximated fair value because the interest rate was variable in nature. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (in thousands):

	September 30, 2022
	Carrying Amount	Estimated Fair Value
	(in thousands)
$23,000,000 term loan maturing in September 2026	$22,318	$19,993
$28,700,000 term loan maturing in July 2027	20,648	20,184
	$42,966	$40,177
The fair value of these financial instruments was determined using Level 2 inputs.
Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. The Company recorded a gain on foreign currency transactions of $369,000 and a loss $63,000 for the three months ended September 30, 2022 and 2021, respectively. The Company recorded a gain on foreign currency transactions of $1,352,000 and a loss $347,000 for the nine months ended September 30, 2022 and 2021, respectively.

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
In February 2016, the FASB issued ASU 2016-2 (Topic 842), “Leases”. This ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The FASB subsequently issued ASU 2018-11 (Topic 842), “Leases: Targeted Improvements” which amends ASC 842 in two important areas, including (i) allowing lessors to combine lease and associated nonlease components by class of underlying asset in contracts that meet certain criteria and, (ii) provides entities with an optional method for adopting the new leasing guidance by recognizing a cumulative-effect adjustment to the opening balance of the retained earnings, and not to restate the comparative periods presented at the adoption date. The effective date for ASC 842 for public business entities is annual reporting periods beginning after December 15, 2018. The effective date for all other entities is annual reporting periods beginning after December 15, 2021. The Company will adopt the new standard in annual reporting period beginning after December 15, 2021. The Company expects to adopt this guidance using the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842, and the expedient to combine the lease and non-lease components; however, the Company does not expect to elect the hindsight

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
transitional practical expedient. Although the Company continues to evaluate the effect on its Condensed Consolidated Financial Statements and disclosures, the Company currently estimates total consolidated assets and liabilities will increase approximately $8,000,000 to $11,000,000 upon adoption. This estimate could change as the Company continues to progress with implementation and will also fluctuate based on the lease portfolio and discount rates. Management does not expect a material impact to the Company’s Condensed Consolidated Statements of Income or Cash Flows.
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
3.Acquisitions
Pacific Cup, Inc.

On March 1, 2021, Lollicup entered into an asset purchase agreement (the “Pacific Cup Agreement”) with Pacific Cup, Inc. (“Pacific Cup”), a manufacturer and distributor of disposable products operating in Kapolei, Hawaii. Pursuant to the Pacific Cup Agreement, Lollicup paid cash consideration of $1,000,000 to acquire certain assets of Pacific Cup. Acquisition-related costs were immaterial. The amounts of revenue and earnings of the acquiree since the acquisition date is included in the condensed consolidated statement of income for the reporting periods, and is not significant for the period from March 1, 2021 to September 30, 2021.

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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Joint Venture

On April 6, 2022, Lollicup entered into a definitive joint venture agreement (the “JV Agreement”) with Happiness Moon Co., Ltd., a Taiwanese company, to jointly establish Green Earth Technology (“Green Earth”), a new Taiwanese corporation, for the manufacturing of compostable foodservice products from bagasse. The JV Agreement stipulated an investment by the Company of approximately $5,876,000 for a 49% interest in Green Earth.

As of September 30, 2022, the incorporation of Green Earth had not been completed. Lollicup had invested a total of $4,000,000 pursuant to the JV Agreement as of September 30, 2022, which was included in deposits on the accompanying condensed consolidated balance sheet. As discussed in Note 17 — Subsequent Events, Lollicup made its final remaining investment payment of $1,876,000 on November 9, 2022.
5. Inventory
Inventories consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$21,870	$14,075
Finished goods	52,599	45,140
Subtotal	74,469	59,215
Less: Inventory reserves	(1,183)	(743)
Total inventories	$73,286	$58,472
6. Property and Equipment
Property and equipment, net consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$67,540	$60,935
Leasehold improvements	19,919	18,655
Vehicles	5,993	5,384
Furniture and fixtures	974	936
Building	35,387	35,387
Land	11,907	11,907
Computer hardware and software	568	553
	142,288	133,757
Less: Accumulated depreciation and amortization	(47,942)	(40,282)
Total property and equipment, net	$94,346	$93,475
Depreciation and amortization expense were $2,597,000 and $2,528,000 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense were $7,732,000 and $7,464,000 for the nine months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense are reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.
7. Line of Credit
Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the “Loan Agreement”), the Company has a line of credit with a maximum borrowing

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
capacity of $40,000,000 (the “Line of Credit”) secured by the Company’s assets. The Line of Credit also includes a standby letter of credit sublimit, which was amended and increased to $2,000,000 on August 18, 2022. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly.
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
As of September 30, 2022, the maximum remaining amount that could be borrowed under the Line of Credit was $38,930,000. The Company had $0 of borrowings outstanding under the Line of Credit as of both September 30, 2022 and December 31, 2021. The amount issued under the standby letter of credit was $1,070,000 and $0 as of September 30, 2022 and December 31, 2021, respectively. As of both September 30, 2022 and December 31, 2021, the Company was in compliance with the financial covenants under the Line of Credit.
8. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued and other expenses	$3,310	$2,363
Accrued interest	104	68
Accrued payroll	1,617	1,456
Accrued vacation and sick pay	685	416
Accrued shipping expenses	2,214	2,868
Accrued professional services fees	539	642
Total accrued expenses	$8,469	$7,813

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
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
	$22,318	$15,909
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
	20,648	—
Long-term debt	42,966	36,717
Less: unamortized loan fees	(229)	(200)
Less: current portion	(948)	(1,178)
Long-term debt, net of current portion	$41,789	$35,339
At September 30, 2022, future maturities are (in thousands):

2022 (remainder)	$235
2023	957
2024	990
2025	1,040
2026	20,653
Thereafter	19,091
Total	$42,966
The Company's refinance of the 2029 Loan with the 2027 Loan in June 2022 was accounted for as a debt modification. The Company was in compliance with all of its financial covenants as of both September 30, 2022 and December 31, 2021.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Interest Rate Swaps
In June 2022, Global Wells terminated its ten-year floating-to-fixed interest rate swap, and recognized cash proceeds of $825,000 as gain on the settlement, which was included in interest income in the accompanying condensed consolidated statements of income. This interest rate swap had a notional value of $21,580,000 as of the effective date of June 13, 2019 based on the prime rate versus a 5.05% fixed rate. As of December 31, 2021, the fair value of the interest rate swap was $1,334,000, which is reported as other liabilities in the accompanying condensed consolidated balance sheet. For the three months ended September 30, 2021, Global Wells recognized $155,000 as interest income related to change in fair value of his interest rate swap. For the nine months ended September 30, 2022 and 2021, Global Wells recognized $2,159,000 (including the gain on settlement) and $1,055,000 as interest income related to change in fair value of this interest rate swap, respectively.
In June 2019, the Company also entered into a five-year floating-to-fixed interest-rate swap, with an effective date of June 3, 2019, that was based on the prime rate versus 5.19% fixed rate. The notional was $10,000,000 as of June 2019. For the nine months ended September 30, 2021, the Company recognized approximately $47,000 in interest income related to change in fair value of this interest rate swap. In April 2021, the Company terminated this interest rate swap, recognizing $196,000 in swap termination fee, which was included in interest income in the condensed consolidated statements of income for the nine months ended September 30, 2021.
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

As of September 30, 2022, a total of 1,308,183 shares of common stock was available for further award grants under the Plan. For the three months ended September 30, 2022 and 2021, the Company recognized a total of $598,000 and $830,000 in stock-based compensation expense, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized a total of $1,774,000 and $1,060,000 in stock-based compensation expense, respectively. The restricted stock units and stock options granted prior to April 15, 2021 were subjected to vesting conditions contingent upon the closing of an initial public offering of the Company. Such awards began vesting on April 15, 2021 when the Company completed its initial public

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
offering. The Company recognizes stock-based compensation over the vesting period, which is generally 3 years for both the restricted stock units and stock options.

Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended September 30, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	435,000	$18.76		$—
Granted	50,000	16.53
Exercised	(5,000)	10.00
Canceled/forfeited	(50,000)	18.86
Outstanding at September 30, 2022	430,000	$18.59	9.1	$—
Expected to vest at September 30, 2022	430,000	$18.59	9.1	$—
Exercisable at September 30, 2022	—	—	—	$—

The weighted-average grant date fair-value of the stock options granted for the nine months ended September 30, 2022 was $16.53 per share. At September 30, 2022, total remaining stock-based compensation expense for unvested stock options is approximately $1,001,000. The cost is expected to be recognized over a weighted-average period of 1.6 years.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on September 30, 2022, multiplied by the number of shares per each option.

The assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the nine months ended September 30, 2022 were as follows:

Nine Months Ended September 30, 2022
Risk-free interest rate	1.70%
Expected term (years)	6.25 years
Volatility	30%
Dividend yield	0.40%
Restricted Stock
The Company issued restricted stock units to employees of the Company. The following table summarizes the unvested restricted stock units for the period ended September 30, 2022:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	159,000	$11.08
Granted	9,900	16.69
Forfeited	(7,000)	17.90
Unvested at September 30, 2022	161,900	$11.12

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At September 30, 2022, total remaining stock-based compensation expense for unvested restricted stock units is approximately $478,000. The cost is expected to be recognized over a weighted-average period of 1.0 year.
12. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to the Company for the period by the weighted average number of common shares outstanding during the related period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,096	$3,786	$19,107	$15,149
Weighted average number of common shares in issue	19,809	19,710	19,809	17,945
Basic earnings per share	$0.31	$0.19	$0.96	$0.84
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

The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,096	$3,786	$19,107	$15,149
Weighted average number of common shares in issue	19,809	19,710	19,809	17,945
Dilutive shares
Stock options and restricted stock units	129	171	113	165
Adjusted weighted average number of common shares	19,938	19,881	19,922	18,110
Diluted earnings per share	$0.31	$0.19	$0.96	$0.84
For the three months ended September 30, 2022 and 2021, a total of 434,000 and 90,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share. For the nine months ended September 30, 2022 and 2021, a total of 452,000 and 157,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.
13. Commitments and Contingencies
Lease Commitments
The Company leases certain facilities and vehicles under various operating leases expiring through 2031.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At September 30, 2022, approximate future minimum lease obligations are as follows:

(in thousands)
2022 (remainder)	$1,362
2023	5,413
2024	4,287
2025	2,927
2026	3,006
Thereafter	2,614
Total	$19,609

For the three months ended September 30, 2022 and 2021, rent expense included in operating expenses was $1,260,000 and $931,000, respectively, and rent expenses included in cost of goods sold was $292,000 and $192,000, respectively. For the nine months ended September 30, 2022 and 2021, rent expense included in operating expenses was $2,974,000 and $2,383,000, respectively, and rent expenses included in cost of goods sold was $797,000 and $609,000, respectively.
In September 2020, Global Wells entered into an operating lease with an unrelated party as the landlord. The lease generates monthly rental payments from $58,000 to $61,000 over the lease term of 38 months beginning September 9, 2020. Rental income for the three months ended September 30, 2022 and 2021 was $239,000 and $246,000, respectively. Rental income for the nine months ended September 30, 2022 and 2021 was $715,000 and $738,000, respectively. The expected rental income is $182,000 and $611,000 for the remaining three months of the year ended December 31, 2022 and for the year ended December 31, 2023, respectively.
Contingencies
The Company is involved from time to time in certain legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of operations.
14. Related Party Transactions
Keary Global owns 250,004 shares of the Company's common stock as of September 30, 2022, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At September 30, 2022 and December 31, 2021, the Company has accounts payable due to Keary Global and Keary International of $4,858,000 and $2,003,000, respectively. Purchases for the three months ended September 30, 2022 and 2021 from this related party were $7,336,000 and $12,248,000, respectively. Purchases for the nine months ended September 30, 2022 and 2021 from this related party were $33,051,000 and $25,780,000, respectively.
15. Income Taxes
In determining the interim provision for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income and adds the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended September 30, 2022 and 2021, the Company's income tax expense was $1,900,000 and $1,268,000, with effective tax rate of 23.6% and 23.7%, respectively. For the nine months ended September 30, 2022 and 2021, the Company's income tax expense was $6,323,000 and $4,001,000, with effective tax rate of 22.9% and 19.6%, respectively.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company accounts for uncertainties in income tax in accordance with ASC 740-10 — Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of income. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. As of September 30, 2022, and December 31, 2021, the Company did not have any unrecognized tax benefit.
On March 27, 2020, the CARES Act was signed into law and provided several favorable tax provisions. The Company evaluated the impacts of CARES Act and determined it currently has no material impact to the Company’s consolidated financial statements.
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
16. COVID-19

Since Coronavirus Disease 2019 ("COVID-19") was declared a global pandemic by the World Health Organization, the Company’s business, operations and financial performance have been, and may continue to be, impacted by macroeconomic factors resulting from the efforts to control the spread of COVID-19 including raw material and labor shortage, supply chain disruptions and inflationary pressures.

Given the recent positive effects of vaccines on the United States and global populations along with relaxed restrictions on travel and social gatherings, the Company currently expects that such impacts of COVID-19 will be less significant going forward to the Company's future business, operations and financial performance. However, if global economic conditions worsen as a result of the pandemic, it could materially impact the Company’s liquidity position and capital needs.
17. Subsequent Events
Declaration of Dividend

On November 8, 2022, the Company's Board of Directors declared a special cash dividend of $0.35 per share, which will be paid on or around November 30, 2022 to shareholders of record at the close of business on November 21, 2022.

On November 9, 2022, Lollicup made its final remaining investment payment of $1,876,000 pursuant to the JV Agreement as discussed in Note 4 — Joint Venture.

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
Business Highlights
•We recorded revenues of $110.0 million during the three months ended September 30, 2022, which represents an increase of 7.1% compared to the three months ended September 30, 2021, a particularly strong quarter due to post COVID-19 re-openings.
•We achieved gross margin of 31.1% during the three months ended September 30, 2022, a 210 basis points increase from the three months ended September 30, 2021.
•We recorded net income of $6.2 million during the three months ended September 30, 2022, which represents an increase of 51.1% compared to the three months ended September 30, 2021.
•We acquired over 4,000 new customers during the three months ended September 30, 2022, which consisted of customers through wholesale distribution and e-commerce direct-to-consumer channels.
•We generated record quarterly cash from operating activities of $20.2 million, and repaid $11.6 million on our line of credit during the three months ended September 30, 2022.
•We had financial liquidity of $54.5 million as of September 30, 2022, and declared a special cash dividend of $0.35 per share on our common stock on November 8, 2022.
•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $11.7 million during the three months ended September 30, 2022, representing an increase of 30.1% compared to the three months ended September 30, 2021.

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
•Changes in freight carrier costs related to the shipment of our products, especially relating to overseas shipments. The freight and duty costs totaled $16.3 million, or 14.8% of net sales, during the three months ended September 30, 2022, compared to $14.4 million, or 14.1% of net sales during the three months ended September 30, 2021. We believe this trend can have either a positive or a negative impact on our results of operations in the future, depending on whether such freight costs increase or decrease.
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
•Inflation and the cost of raw materials used to manufacture our products, including polyethylene terephthalate, or PET, plastic resin, aluminum and paper boards may continue to fluctuate. Since negotiated sales contracts and the market largely determine the pricing for our products, we are, at times, limited in our ability to raise prices and pass through any impacts of inflation to our costs. There can also be lags between cost inflation and the implementation of price increases, which could negatively impact our gross margin. We believe price fluctuations will have either a positive or a negative impact on our results of operations in the future, depending on whether raw material costs increase or decrease and whether we can successfully implement price increases to offset the impacts of inflation.
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
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net sales	$109,996	$102,711	$330,290	$272,910
Cost of goods sold	75,828	72,918	227,869	193,393
Gross profit	34,168	29,793	102,421	79,517
Operating expenses	26,258	24,428	77,218	63,511
Operating income	7,910	5,365	25,203	16,006
Other income (expense)	143	(24)	2,416	4,456
Provision for income taxes	1,900	1,268	6,323	4,001
Net income	$6,153	$4,073	$21,296	$16,461

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Net sales
Net sales were $110.0 million for the three months ended September 30, 2022 compared to $102.7 million for the three months ended September 30, 2021, an increase of $7.3 million, or 7.1%. The increase in net sales was driven by an increase of $2.8 million in product sales to our existing customers, and incremental net sales of $4.5 million from more than 4,000 new customers in the three months ended September 30, 2022. Of the total net sales increase of $7.3 million compared to the three months ended September 30, 2021, $12.2 million was primarily attributable to favorable pricing partially offset by a decrease of $4.6 million primarily due to volume and change in product mix as compared to strong prior year volumes due to post-COVID re-openings.
Cost of goods sold

Cost of goods sold was $75.8 million for the three months ended September 30, 2022 compared to $72.9 million for the three months ended September 30, 2021, an increase of $2.9 million, or 4.0%. The increase in cost of goods sold was primarily due to an increase of $1.9 million in freight and duty costs to acquire inventory from overseas and an increase of $1.0 million in product costs driven by the general increase in raw materials and labor costs. The increase was partially offset by efficiencies and productivity improvements realized and the favorable foreign currency exchange rate impact from the strengthening of the US Dollar against Taiwan New Dollar.
Gross profit

Gross profit was $34.2 million for the three months ended September 30, 2022 compared to $29.8 million for the three months ended September 30, 2021, an increase of $4.4 million, or 14.7%. Gross margin was 31.1% for the three months ended September 30, 2022 compared to 29.0% for the three months ended September 30, 2021. Despite the higher freight and duty costs, which as a percentage of net sales increased from 14.1% in three months ended September 30, 2021 to 14.8% in three months ended September 30, 2022, the gross margin increased primarily due to margin expanding factors including a shift to higher margin products such as environmentally-friendly items, price increases implemented previously to partially offset increased product, ocean freight and labor costs, favorable foreign currency exchange rate from the strengthening of the US Dollar against Taiwan New Dollar and improved operating efficiencies and leverage.
Operating expenses
Operating expenses for the three months ended September 30, 2022 were $26.3 million compared to $24.4 million for the three months ended September 30, 2021, an increase of $1.9 million, or 7.8%. The increase was primarily due to an increase of $1.3 million in payroll-related costs due to workforce expansion and higher labor costs, an increase of $0.8 million in rental expense as we expanded our distribution network, and an increase of $0.6 million in production expenses due to higher repair and maintenance costs incurred, partially offset by a decrease of $0.5 million in professional service expense.
Operating income
Operating income for the three months ended September 30, 2022 was $7.9 million compared to $5.4 million for the three months ended September 30, 2021, an increase of $2.5 million, or 47.4%. The increase was primarily due to an increase in gross profit of $4.4 million partially offset by the increase in operating expenses of $1.9 million, as discussed above.
Other income
Other income for the three months ended September 30, 2022 was $0.1 million, compared to other expense of $0.0 million for the three months ended September 30, 2021. The $0.1 million other income for the three months ended September 30, 2022 consisted primarily of a gain on foreign currency transactions of $0.4 million, rental income of $0.2 million, partially offset by a net interest expense of $0.5 million. The $0.0 million other expense for the three months ended September 30, 2021 primarily consisted of rental income of $0.2 million, partially offset by a net interest expense of $0.3 million.
Provision for income taxes
Provision for income taxes was $1.9 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 23.6% and 23.7%, respectively. The effective tax rate was consistent between the two periods.
Net income
Net income for the three months ended September 30, 2022 was $6.2 million, compared to $4.1 million for the three months ended September 30, 2021, an increase of $2.1 million, or 51.1%. The increase was primarily driven by an increase in operating income of $2.5 million and an increase in other income of $0.2 million, partially offset by an increase in the provision for income taxes of $0.6 million, as discussed above.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Net sales
Net sales were $330.3 million for the nine months ended September 30, 2022 compared to $272.9 million for the nine months ended September 30, 2021, an increase of $57.4 million, or 21.0%. The increase in net sales was primarily driven by an increase of $48.1 million in product sales to our existing customers, and incremental net sales of $9.3 million from more than 13,000 new customers acquired in the nine months ended September 30, 2022. Of the total net sales increase of $57.4 million compared to nine months ended September 30, 2022, $41.5 million was primarily attributable to favorable pricing, $13.6 million was primarily related to the increase in volume and change in product mix as compared to strong prior year volumes due to post-COVID re-openings, and $2.2 million as a result of an increase in logistic services and shipping revenue.
Cost of goods sold

Cost of goods sold was $227.9 million for the nine months ended September 30, 2022 compared to $193.4 million for the nine months ended September 30, 2021, an increase of $34.5 million, or 17.8%. The increase in cost of goods sold was primarily due to an increase of $21.5 million in freight and duty costs to acquire inventory from overseas as a result of elevated ocean freight rates and an increase of $12.7 million in product costs driven by the general increase in raw materials and labor costs partially offset by efficiencies and productivity improvements realized and the favorable foreign currency exchange rate impact from the strengthening of the US Dollar against Taiwan New Dollar.
Gross profit

Gross profit was $102.4 million for the nine months ended September 30, 2022 compared to $79.5 million for the nine months ended September 30, 2021, an increase of $22.9 million, or 28.8%. Gross profit margin was 31.0% for the nine months ended September 30, 2022 compared to 29.1% for the nine months ended September 30, 2021. The margin expansion resulted primarily from the shift to higher margin products, such as our environmentally-friendly products, price increases implemented previously to partially offset increased product, ocean freight and labor costs, favorable foreign currency exchange rate impact from the strengthening of the US Dollar against Taiwan New Dollar, and improved operating efficiencies and fixed cost leverage. Such favorable impacts on the gross margin were partially offset by higher freight and duty costs, which as a percentage of net sales increased from 11.2% in the nine months ended September 30, 2021 to 15.8% in the nine months ended September 30, 2022.
Operating expenses
Operating expenses for the nine months ended September 30, 2022 were $77.2 million compared to $63.5 million for the nine months ended September 30, 2021, an increase of $13.7 million, or 21.6%. The increase was primarily due to an increase of $5.5 million in shipping and transportation costs to transfer inventory among our warehouses and to deliver products to our customers, an increase of $4.4 million in payroll-related costs due to workforce expansion and costs incurred for temporary labor to cover COVID-19 related illness, an increase of $1.6 million in rental expense as we expanded our distribution network, an increase of $1.2 million in production expenses due to higher repair and maintenance costs incurred, an increase of $0.5 million in bad debt expense, and an increase of $0.7 million in stock-based compensation expense, partially offset by a decrease of $0.9 million in professional service expense.
Operating income
Operating income for the nine months ended September 30, 2022 was $25.2 million compared to $16.0 million for the nine months ended September 30, 2021, an increase of $9.2 million, or 57.5%. The increase was primarily due to an increase in gross profit of $22.9 million partially offset by the increase in operating expenses of $13.7 million, as discussed above.
Other income
Other income for the nine months ended September 30, 2022 was $2.4 million, compared to $4.5 million for the nine months ended September 30, 2021, a decrease of $2.1 million, or 47.1%. The $2.4 million other income for the nine months ended September 30, 2022 consisted primarily of a gain on foreign currency transactions of $1.4 million, rental income of $0.7 million, and a net interest income of $0.6 million, which was made up of a gain associated with the interest swap of $2.2 million partially offset by interest expense on the Line of Credit and term loans totaling $1.6 million. The $4.5 million other income for the nine months ended September 30, 2021 consisted primarily of gain on forgiveness of debt of $5.0 million and rental income of $0.7 million, partially offset by a net interest expense of $1.2 million, which represented interest expense on the Line of Credit and term loans totaling $2.3 million partially offset by the change in the interest swap fair value of $1.1 million.
Provision for income taxes
Provision for income taxes was $6.3 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 22.9% and 19.6%, respectively. The effective tax rate was lower for the nine months ended September 30, 2021, primarily due to the gain on forgiveness of debt of $5.0 million, which was a discrete item not presented in the nine months ended September 30, 2022.
Net income
Net income for the nine months ended September 30, 2022 was $21.3 million compared to $16.5 million for the nine months ended September 30, 2021, an increase of $4.8 million, or 29.4%. The increase was primarily driven by an increase in operating income of $9.2 million partially offset by a decrease in other income of $2.1 million and an increase in the provision for income taxes of approximately $2.3 million, as discussed above.

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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Three Months Ended September 30,
	2022		2021
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue
Net income:	$6,153	5.6%	$4,073	4.0%
Add:
Interest expense, net	493	0.4	308	0.3
Provision for income taxes	1,900	1.7	1,268	1.2
Depreciation and amortization	2,604	2.5	2,534	2.5
Stock-based compensation expense	598	0.5	848	0.8
Adjusted EBITDA	$11,748	10.7%	$9,031	8.8%

	Nine Months Ended September 30,
	2022		2021
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue
Net income:	$21,296	6.4%	$16,461	6.0%
Add (deduct):
Interest (income) expense, net	(584)	(0.2)	1,158	0.4
Provision for income taxes	6,323	1.9	4,001	1.5
Depreciation and amortization	7,752	2.4	7,477	2.7
Stock-based compensation expense	1,774	0.6	1,088	0.4
IPO related expenses	—	—	997	0.4
Gain on forgiveness of debt	—	—	(5,000)	(1.8)
Adjusted EBITDA	$36,561	11.1%	$26,182	9.6%

Liquidity and Capital Resources
Sources and Uses of Funds
Our primary sources of liquidity are cash provided by operations, borrowings under our line of credit with the Hanmi Bank (the “Line of Credit”) and promissory notes, and during the year ended December 31, 2021, net proceeds of our IPO offering totaling $67.6 million. On an annual basis, we have typically generated positive cash flows from operations. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to navigate challenging macro environment at times.
As described in Note 7 — Line of Credit to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility, which also includes a standby letter of credit sublimit, that was amended and increased to $2,000,000 on August 18, 2022. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. As of September 30, 2022, the amount issued under the standby letter of credit was $1.1 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $38.9 million.
As described in Note 9 — Long-Term Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan has an initial balance of $20.7 million and an option to request for additional advances up to a maximum of $8.0 million through June 30, 2023, which we have not exercised as of September 30, 2022. Interest accrues at a fixed rate of 4.375% per annum, and principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt coverage ratio. Proceeds from the 2027 Term Loan were used to pay down an existing term loan with the same lender, which was set to mature in May 2029 with interest accruing at prime rate less 0.25%, and had an outstanding balance of $20.6 million as of the repayment date.
Additionally, as of September 30, 2022, we have a $23.0 million term loan that matures in September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of September 30, 2022, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of September 30, 2022, we had $0.0 million in outstanding balance on the Line of Credit bearing an interest per annum of prime rate less 0.25% (6% as of September 30, 2022), $20.6 million in outstanding balance under the 2027 Term Loan, and $22.3 million in outstanding balance under the 2026 Term Loan.
As described in Note 4 — Joint Venture in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our joint venture agreement to build the factory in Taiwan requires significant investments. As of September 30, 2022, we made payments totaling $4.0 million towards this investment. As described in Note 17 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements included in this Quarter Report on Form 10-Q, we made the final remaining investment payment of $1.88 million pursuant to the JV Agreement on November 9, 2022. Additionally, our Board of Directors declared a special cash dividend of $0.35 per common share, which will be paid on or around November 30, 2022 to shareholders of record at the close of business on November 21, 2022.
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
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at September 30, 2022 compared to December 31, 2021:

	September 30, 2022	December 31, 2021	Increase
	(in thousands)
Current assets	$124,807	$102,872	$21,935
Current liabilities	34,828	30,764	4,064
Working capital	$89,979	$72,108	$17,871
As of September 30, 2022, we had a working capital of $90.0 million, as compared to working capital of $72.1 million at December 31, 2021, representing an increase of $17.9 million, or 24.8%. The improvement in working capital from December 31, 2021 was driven by an increase of $21.9 million in current assets, including an increase of $4.0 million in accounts receivable primarily resulting from the sales growth during the third quarter, an increase in inventory of $14.8 million to accommodate higher sale demand, and an increase in prepaid expense of $2.1 million. These improvements were partially offset by an increase of $4.1 million in current liabilities, mainly from an increase of $3.3 million in accounts payable and relate party payable primarily resulting from increased inventory purchase, and an increase of $0.7 million in accrual expense.
Cash Flows
The following table summarizes cash flow for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$12,499	$(1,246)
Net cash used in investing activities	(16,577)	(8,639)
Net cash provided by financing activities	5,126	11,116
Net change in cash and cash equivalents	$1,048	$1,231
Cash flows provided by (used in) operating activities. For the nine months ended September 30, 2022, net cash provided by operating activities was $12.5 million, primarily the result of net income of $21.3 million, adjusted for certain non-cash items totaling $8.9 million, consisting mainly of depreciation and amortization, adjustments to accounts receivable and inventory reserves, and stock-based compensation partially offset by the gain on the interest rate swap. In addition, cash decreased $17.7 million, primarily as a result of changes in working capital, which includes an increase of $15.3 million in inventory buildup to accommodate higher sales volume, an increase of $5.1 million in accounts receivable stemming from higher sales, and an increase in prepaid expense of $2.3 million, partially offset by an increase in account payable and accrual expense totaling $1.6 million and related party payable of $2.9 million. For the nine months ended September 30, 2021, net cash used by operating activities was $1.2 million, primarily as a result of net income of $16.5 million, adjusted for certain non-cash items of an aggregate $2.4 million consisting of changes in fair value of interest rate swaps, gain on forgiveness of debt, depreciation and amortization, reserve for inventory obsolescence, and stock-based compensation partially offset by a decrease in cash of $20.1 million due to changes in working capital.
Cash flows used in investing activities. Net cash used in investing activities for nine months ended September 30, 2022 was $16.6 million, which included the purchase of manufacturing equipment for our facilities totaling $2.0 million, deposits paid for additional manufacturing equipment of $11.5 million, and investment pursuant to the JV Agreement of $4.0 million. Net cash used in investing activities for nine months ended September 30, 2021 was $8.6 million, which consisted of the purchase of manufacturing equipment totaling $3.9 million, deposits paid for additional manufacturing equipment of $3.8 million, and net cash paid of $0.9 million for our acquisition of Pacific Cup.
Cash flows provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2022 was $5.1 million, which included an additional borrowing under the 2026 Term Loan of $6.9 million, and a borrowing under the 2027 Term Loan of $20.6 million, partially offset by $21.3 million term loan repayments, and noncontrolling interest tax withholding payment of $1.1 million. The company also withdrew $21.1 million under the Line of Credit, and paid off this amount during nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2021 was $11.1 million, which primarily consisted of net proceeds from the issuance of common stock in connection with our initial public offering of $67.6 million, partially offset by net payments on the Line of Credit of $33.2 million, net payments under the term loans of 23.0 million, and payments on capital lease obligations of $0.3 million.
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
Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based on this evaluation, management concluded that certain material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021 were under ongoing remediation and therefore continued to exist, and as such, our disclosure controls and procedures were not effective as of September 30, 2022 for the following reasons:

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

As set forth below, management has taken and will continue to take steps to remediate the control deficiencies identified above. Notwithstanding such control deficiencies, management concludes that the financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material aspects, our financial condition, results of operations and cash flows for the periods presented.

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

In addition to the remediation of the material weakness described above, the following additional remedial actions were implemented during the first nine months of 2022:

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

•Under the supervision of our Audit Committee, Chief Executive Officer and Chief Financial Officer, we initiated a project to implement a Sarbanes-Oxley compliance program under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework, completed an enterprise risk assessment and established reporting objectives and material weakness remediation plan.

•We engaged a third-party service provider to assist with the design and preparation of an internal controls compliance plan and perform testing of the effectiveness of internal controls. We have completed the design and documentation of significant process transaction flows and key controls in our business processes and overall IT environment, including the identification of potential control gaps and the implementation of controls to mitigate such risks. We are in the process of performing an internal control design effectiveness assessment.

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

•We reallocated resources and reassigned job roles in order to ensure proper segregation of duties.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.Defaults Upon Senior Securities.
None.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
None.
Item 6.Exhibits.

Exhibit No.	Description
10.1*	Change In Terms Agreement, dated by August 18, 2022, by and between Lollicup USA Inc and Hanmi Bank
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARAT PACKAGING INC.
Date: November 14, 2022

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)