Form 10-K
period 2022-12-31
Karat Packaging Inc.
filed 2023-03-16
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $95,868,312, based on the closing price of the registrant’s common stock on that date.

As of March 14, 2023, the number of shares of common stock, $0.001 par value, outstanding was 19,887,457 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•our ability to source raw materials and navigate a shortage of available materials and inflationary pressures;
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

•the continuing effects of COVID-19 or other public health crises;
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

Our Company

We are a rapidly-growing specialty distributor and select manufacturer of disposable foodservice products and related items. We are a nimble supplier of a wide range of products for the foodservice industry, including food and take-out containers, bags, tableware, cups, lids, cutlery, straws, specialty beverage ingredients, equipment, gloves and other products. Our products are available in plastic, paper, biopolymer-based and other compostable forms. Our Karat Earth® line provides environmentally friendly options to our customers, who are increasingly focused on sustainability. We also offer customized solutions to our customers, including new product development, design, printing and logistics services.
While a majority of our revenue is generated from the distribution of our vendors’ products, we have select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. For the year ended December 31, 2022, distribution accounted for approximately 74% of our net sales, while manufacturing accounted for approximately 26% of our net sales. We expect manufacturing to remain a relatively small portion of our sales mix in fiscal year 2023, but believe it provides us with the flexibility to provide customized products with short lead times to complement our global sourcing capabilities. To that end, we operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe our ability to source products quickly on a cost-effective basis via a global supplier network, complemented by our own manufacturing capabilities for select products, has established us as a differentiated provider of high-quality products relative to our competitors.
Our customers include a wide variety of national and regional distributors, restaurant chains, retail establishments and online customers. Our products are well suited to address our customers’ increased focus on take-out and delivery capabilities. Our diverse and growing blue chip customer base includes well-known fast casual chains such as Applebee’s Neighborhood Grill + Bar, Chili’s Grill & Bar, PF Chang's, Texas Roadhouse, Chipotle Mexican Grill, Corner Bakery Cafe and TGI Fridays, as well as fast food chains including The Coffee Bean & Tea Leaf, El Pollo Loco, In-N-Out Burger, Jack in The Box, Popeyes, Panda Express, Raising Cane’s Chicken Fingers and Torchy’s Tacos. As our capabilities, product offering and footprint expand, we are also beginning to supply products to national and regional supermarket chains, airlines, sports and entertainment venues and other non-restaurant customers. Our strong brand recognition in the foodservice industry, nimble operations and rapidly increasing size and scope of our distribution and logistics network provide us with a significant advantage that enables us to acquire new customers as well as increase our business with existing customers. For the years ended December 31, 2022 and December 31, 2021, no single customer represented more than 10% of our revenue.
We are an omni-channel provider and have recently made significant investments in e-commerce, technology, supply chain, distribution center layout remodels, and customer initiatives, such as online ordering and same day pickup. We operate our e-commerce channel through our company website, www.lollicupstore.com, and also through third-party storefronts such as Amazon and Walmart. Our e-commerce channel offers the entire range of our products for online procurement, and we believe it will continue to be a key growth driver for our business going forward. Additionally, the e-commerce channel enables us to cross market other products to our customers.
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
In addition to product sales, we also generate revenue from logistics services which is the transportation and delivery of shipping containers from ports to customers, primarily to retail customers. The diversity of our customer types provides us with the ability to source products efficiently while maintaining a broad product offering, as we are able to sell many products across multiple customer segments. We expect a large proportion of our growth to come from national and regional chains and our higher margin online customers.

We have generated significant growth through the continued expansion of our customer base and increasing penetration into existing customers across all channels. In addition, we have been able to grow our wallet share with many customers, in particular our national and regional chains, by supplying them a broader range of our foodservice disposables and related products. We believe that the current industry environment and regulatory landscape has accelerated the shift in consumer preferences towards food delivery, take-out ordering and eco-friendly sustainable products, which we expect to continue in the foreseeable future.
We currently operate manufacturing facilities and distribution and fulfillment centers in Chino, California, Rockwall, Texas and Kapolei, Hawaii. In addition, we operate other distribution centers located in Rockwall, Texas, Branchburg, New Jersey, Sumner, Washington, Summerville, South Carolina, Kapolei, Hawaii and City of Industry, California. The distribution and fulfillment centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Seattle, Atlanta and Honolulu metro areas.
Competitive Strengths
We believe the following strengths fundamentally differentiate us from our competitors and drive our success:
One-stop shop with a diverse product offering for the foodservice market and highly nimble sourcing capabilities
We leverage our diversified global supplier network and offer customers a wide selection of single-use disposable foodservice products, with over 8,600 SKUs across a broad range of product categories. We have significantly grown our inventory sourcing network from only a handful of vendors initially to over 70 active vendors by the end of 2022. Key offerings include food and take-out containers, bags, tableware, cups, lids, cutlery and straws primarily sourced through our diverse supplier base. Our strong relationships with our suppliers allow us to offer customers products that both preserve the highest possible food quality and meet the unique needs of their business. Furthermore, these supplier relationships allow us to offer custom-branded and custom-designed products with fast turnaround times and at competitive prices. With increasing regulations around single use plastics, our Karat Earth® line provides environmentally friendly options that include food and take-out containers, bags, tableware, cups, lids, cutlery and straws. This special catalog of sustainable products are made from renewable resources that are ethically sourced. We intend to invest further in research and development for our Karat Earth® line to significantly expand our product offering to meet the needs of our customers and the evolving regulatory landscape.
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
Focus on distribution and advanced logistics network, complemented by flexible manufacturing capabilities
We consider our increasingly sophisticated distribution capabilities and related strength in logistics to be an important core competency and key differentiator from our competitors. We own a fleet of 31 trucks, 41 trailers, 9 bobtails, one yard goat and 24 chassis, and as of December 31, 2022, employ 43 drivers in our logistics division.
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
Our California, Texas and Hawaii facilities have a portion of operational capacity dedicated to manufacturing capabilities. For the year ended December 31, 2022, approximately 26% of our revenues were generated from the sale of products manufactured in-house. We view distribution as our primary focus and growth driver while utilizing our manufacturing capabilities as a complement to the base distribution business. This approach allows us to procure products at competitive prices by being able to compare procurement costs versus domestic manufacturing costs to help determine whether it is more efficient to produce ourselves versus relying on suppliers.
Diverse and growing blue-chip customer base
We sell and distribute a broad portfolio of single-use disposable foodservice products to customers nationwide including leading chain restaurants, distributors, convenience stores, retail establishments and online customers. Our blue-chip customers include leading fast casual chains such as Chili’s Grill & Bar and Chipotle Mexican Grill, as well as fast food chains such as In-N-Out Burger, El Pollo Loco and Panda Express, among others. We intend to further expand our customer base by selling our products to non-traditional foodservice customers, including regional and national supermarket chains, airlines, sports and entertainment venues and other non-restaurant customers. Plans for such expansion are already underway and beginning to yield positive results and a diversification of our customer base.

Leader in eco-friendly products to address sustainability
We are committed to pursuing environmental sustainability and this is exhibited in every aspect of our business. We are amongst the leading companies in the supply of eco-friendly disposal foodservice products in the United States. Since our inception, we have made the conscious choice to never use Styrofoam in any of our products. In 2008, we established Karat Earth® as an eco-friendly line of foodservice products, including food and takeout containers, bags, tableware, cups, lids, cutlery and straws. In April 2022, we announced a definitive joint venture agreement to establish a new corporation to build a factory in Taiwan for the production of compostable bagasse foodservice products which have a low carbon footprint. The new factory is expected to produce approximately 7,500 tons of products annually, with the first shipment of products to customers expected in June 2023. We have consistently grown eco-friendly products as a percentage of our total product sales, and continued to invest in research and development to expand our eco-friendly product line to meet the needs of our customers and the evolving regulatory landscape.

Customized solutions offering new product development, design, printing and logistics services
In recent years, we are seeing a growing trend towards takeout and at-home dining, and as a result the restaurant industry is becoming increasingly focused on receiving a customized, value-add, and customer oriented-experience when it comes to the packaging of their products. In order to promote brand familiarity and loyalty, we collaborate closely with our customers to develop and deliver custom products that meet the unique branding, color and schematics requirements of their businesses. Our in house domestic printing capability allows for fast turnaround times at competitive costs.

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
Continue to build our e-commerce distribution channel
We believe there is an opportunity to significantly grow our higher margin e-commerce business to a more meaningful percent of revenue by continuing our investments in people, software and technology. By committing additional resources and upgrading our e-commerce platform and online advertising efforts, we expect to enhance our e-commerce experience to better support the needs of our customers. Our e-commerce retail channel is our highest margin channel of distribution. By offering our entire range of products online and bolstering our logistics capabilities, our customers can conveniently order products themselves on an ad hoc basis.
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
Grow our base business with incremental revenue from existing customers
We intend to continue to increase penetration within our existing customer base. We believe there is an opportunity to offer additional product lines allowing us to become a true “one-stop” supplier. Our unique ability to serve customers as a reliable supplier with strong customer service at competitive prices has positioned us to be a frequent recipient of requests for proposals from our existing customers as they look for new sources of supply. For the year ended December 31, 2022, net sales to distributors and national and regional chains, our two largest channels, grew 21.2% and 11.4%, respectively, from the year ended December 31, 2021, as we grew our business with existing customers and added new customers. Offering a larger range of products, coupled with our ability to provide custom specifications and configurations to existing products, will allow us to better serve the needs of our customers and increase retention further. We have historically experienced consistently high customer retention rates as a result of our dedication to our customers and our hands-on approach. For the year ended December 31, 2022, our major customer retention rate, defined as year over year retention of our top 100 customers, was 100%.
Expand our customer base via new capabilities, geographies, products, services and end markets
We believe our addressable market continues to grow as emerging businesses like Grubhub, Uber Eats, DoorDash and others expand the need for foodservice disposable products and takeout and at-home dining remain a constant even as the pandemic started to recede. We plan to continue to add new experienced sales team members to broaden our reach and more efficiently provide customer service as we grow. We have made solid strides towards expanding our distribution footprint and capabilities in the United States by adding two distribution centers in 2022, and intend to continue our expansion efforts. In addition, we have continuously evaluated and expanded our product and service offerings to respond to customer demand and enter new end markets, including sports venues, supermarket chains, airlines and other non-traditional foodservice markets. We see substantial opportunity to further expand our customer base with many individual customers through our select food and drink offerings (i.e. bubble tea, coffee, sauces and syrups) available via our e-commerce channel. In addition, we see significant opportunity with supermarket chains to gain wallet share by providing fruit trays, vegetable containers, compostable meat trays and other related items, all of which are higher margin products than some of our other products.
Pursue strategic acquisitions
We have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution and logistics network, increase our operating efficiency and add additional products and capabilities. In April 2022, we announced a definitive joint venture agreement with Happiness Moon, Co. Ltd to establish a new corporation, Bio Earth Technology ("Bio Earth"), to build a new 180,000 square-foot factory in Taiwan for the production of compostable bagasse foodservice products. We continue to consider and evaluate certain acquisition opportunities across the United States that we expect would enhance our national footprint. Additionally, the potential to acquire existing and new suppliers, particularly in the U.S., may further reduce our reliance on the Asian supply chain, creating more diversified sourcing options for our customers.

Our Industry
The disposable foodservice products industry is large and growing. The primary categories of disposable foodservice products include food packaging, containers, tableware, cups, lids, cutlery, straws, napkins and bags. The large breadth and scope of products is reflected in the diverse nature of the industry participants, which range from large international conglomerates to smaller regional and niche companies. As a result, the industry is represented by a large number of companies and remains highly fragmented. Similarly, end customers of the disposable foodservice products industry are equally diverse in composition. The restaurant and foodservice categories that are the primary purchasers of our products include quick service restaurants, fast casual, convenience stores, specialty drink establishments, casual dining and increasingly, premium casual and family dining restaurants. We estimate our growth to significantly outpace the industry average given our increase in sales of high demand items like take-out containers and bags, our ability to continuously augment our product offering to address customer needs and our avoidance of product categories in decline, including materials in the process of being banned under various governmental regulations.
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
Food delivery and take-out
With the growing trend towards at-home dining and mobility-oriented e-commerce, food delivery and take-out dining are currently experiencing rapid growth. As consumer preferences have evolved, foodservice establishments have realized that the at-home dining experience is closely linked to the quality of the packaging utilized. Data from the National Restaurant Association and Technomic shows that operators are increasingly acknowledging the importance of off-premises dining and making it a strategic priority. Based on data from Uber’s acquisition of Postmates, the online delivery market is expected to grow at a compound annual growth rate of 18.1% to $61 billion by 2025. This growth is driven in large part by e-commerce companies such as Grubhub, Uber Eats, DoorDash and others. We believe the market opportunity will continue to expand for years to come. In order to benefit from this growing market trend, foodservice establishments are actively trying to provide a high quality at-home dining customer experience that is comparable to the in-restaurant experience. Central to this effort is food quality and overall presentation where take-out containers and related products play a critical role. Restaurants are seeking to develop high quality, customized disposables that not only provide the freshest and best possible food experience, but also provide a premium, branded at-home dining experience.

Governmental regulations

Environmental concerns regarding disposable products broadly have resulted in a number of significant changes that are specific to the foodservice industry, including regulations applicable to our customers. Many cities, states and local governments have been actively enacting legislation that prohibits certain types of end-products as well as the use of certain raw materials used in manufacturing. We expect this trend to continue on a national scale as foodservice establishments are looking to source alternative products made from biodegradable materials and other environmentally-friendly options. We believe we are well positioned to benefit from increasing government regulation and environmental concerns given our strong portfolio of sustainable products, including our Karat Earth® line and our continued commitment and investment in our leadership position in providing eco-friendly products in the United States.

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
We work in close collaboration with our customers to develop products to meet the needs unique to their individual businesses. This includes developing containers and food storage items that are both visually appealing and that deliver the best possible food quality and freshness. Additionally, we are able to custom print or label many of our products, to help our customers brand the at home dining experience of their customers. We supply a wide range of products for the foodservice industry, including:
•    food and take-out containers;
•    bags;
•    tableware;
•    cups;
•    lids,
•    cutlery,
•    straws,
•    specialty beverage ingredients;
•    equipment; and
•    gloves.

Karat Earth®

Karat Earth® is our specialty line of environmentally-friendly products that are plant-based and compostable and are made from renewable resources sourced ethnically. This line includes food containers, tableware, cups, lids, utensils and straws. Our Karat Earth® line provides our customers the option to make a powerful statement about their commitment to environmental and social sustainability.
Our Karat Earth® products are Cedar Grove Certified (CGC) and Biodegradable Products Institute (BPI) certified compostable. Karat Earth® plastic products are made from polylactic acid (PLA) sourced from NatureWorks Ingeo PLA. Ingeo PLA is a non-petroleum based, biopolymer that is manufactured from plant sugars. Due to its material composition, Ingeo PLA is non-volatile, non-toxic and odorless if incinerated.

During the year ended December 31, 2022, net sales of our Karat Earth® products increased by 36% as compared to the year ended December 31, 2021. We continue to invest in research and development for our Karat Earth® line to expand our product offering to meet the needs of our customers and the evolving regulatory landscape.
Our Distribution and Logistics Network
We sell and distribute our products to customers across the United States. We partner with foodservice establishments of every size, with our customers ranging from large multi-national restaurant chains to regional and smaller-chain establishments. Our customers benefit from our broad product offering which allows them to streamline their procurement process by purchasing all of their disposable goods from a single-source provider. We also sell our products directly to leading restaurant supply companies that distribute products to a wide range of food-service establishments internationally.
Our growing sales force works closely with our customers to tailor the optimal mix of products to meet the unique needs of their businesses. We continue to hire additional sales personnel nationally to expand our sales reach, geographic footprint and increase our penetration into the different market segments of the foodservice industry.
We work closely with our customers to develop an optimal logistics and supply chain solution customized to their businesses. We have built a flexible distribution system which allows our customers to order and receive products on a timely basis based on the real-time needs of their businesses. In addition to regularly scheduled delivery intervals, our customers can order and schedule delivery of products via telephone, facsimile, email or through our online e-commerce platform and our storefronts on Amazon.com and Walmart.com. Our regional warehouses and distribution centers allow us to deliver products on a timely basis to key population centers across the United States. Depending on the needs of our customers, final product delivery to their stores or affiliated distribution centers occurs via courier package delivery or through our company-employed delivery drivers.
E-Commerce
In 2004, we established our Company store website at www.lollicupstore.com, to provide an additional channel for our customers to purchase our products. The website offers our entire range of products for online procurement, and we believe it will continue to be a key growth driver for our business, as it enables us to cross market products to potential customers. We have also added third-party storefronts on Amazon and Walmart to complement our Company store website. Sales through these online channels accounted for 12.7% of total net sales for the year ended December 31, 2022. We have recently made significant investments to further develop and upgrade the www.lollicupstore.com e-commerce platform to improve online traffic and order placements.
Seasonality
Our business does not experience high seasonality though certain food and food related products are moderately seasonal. For example, during the hot weather of summer and fall months, we see an increase in the level of sales for items such as cold drink cups and boba products. Generally, we expect relatively more of our earnings and cash flows to be generated in the second and third quarter of the fiscal year.

Our Corporate Structure
Set forth below is an organizational chart which identifies the Company and its consolidated entities as:

Please see Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the agreements between our variable interest entity and us.

Intellectual Property

Our intellectual property portfolio includes 15 active trademarks, including Lollicup, Karat, Karat Earth® and Total Clean, and five registered copyrights.

Environmental, Social and Governance (ESG)

At Karat Packaging, we are committed to pursuing initiatives that positively impact our products, our people, our customers and our planet. We recognize the importance of environmental, social and governance ("ESG") issues for all of our stakeholders and we are committed to incorporating ESG principles into our business strategies and organizational culture. By undertaking such measures, we hope to make our workforce more inclusive, our business more sustainable, and our communities more engaged. Our commitment to practicing environmental sustainability is exhibited in almost every aspect of our business.

Our Products

We are a pioneer and leader in the supply of eco-friendly disposal foodservice products in the United States. Since our inception, we made the conscious choice to never use Styrofoam in any of our products. The reason behind such a decision was that Styrofoam products are non-biodegradable and therefore take up permanent space in landfills resulting in a constant leach of harmful chemicals into the environment. Styrofoam products are also very difficult to clean up as they often escape waste collection systems due to their low density. They are easily wind-blown and ultimately end up in parks, forests, beaches, oceans and rivers.

In 2008, we established Karat Earth® as an eco-friendly line of foodservice products, including food and take out containers, bags, tableware, cups, lids, cutlery and straws. Our Karat Earth® products are Cedar Grove Certified (CGC) and Biodegradable Products Institute (BPI) certified compostable. Karat Earth® plastic products are made from polylactic acid (PLA) sourced from NatureWorks Ingeo PLA. Ingeo PLA is a non-petroleum based, biopolymer that is manufactured from plant sugars. Due to its material composition, Ingeo PLA is non-volatile, non-toxic and odorless if incinerated. We continue to invest in research and development to expand the product offering in our Karat Earth® line. During the year ended December 31, 2022, net sales of our Karat Earth® products increased by 36% as compared to the year ended December 31, 2021.

Fiscal year 2022 marked an important milestone in our continued efforts and commitment to sustainability. In April 2022, we announced a definitive joint venture agreement with Happiness Moon, Co. Ltd to establish a new corporation, Bio Earth, to build a new 180,000 square-foot factory in Taiwan for the production of compostable bagasse foodservice products. Bagasse has a low carbon footprint. Since it is a derivative of sugar cane, bagasse lifespan includes a period where atmospheric carbon is captured and converted to biomass. In the right conditions, bagasse can biodegrade in 30-90 days without toxic residue, and even provide nutrient-rich compost. Packaging made with bagasse is also fully recyclable. This makes it ideal for all levels of packaging. The new plant is expected to produce approximately 7,500 tons of products annually, with the first shipment of products to customers expected in June 2023.

A recent peer-reviewed global study conducted by the American Association for the Advancement of Sciences found that less than 10 percent of plastics is recycled. Other studies indicated approximately 23% of landfill waste in the United States is comprised of plastic containers and food ware. Such striking statistics have prompted many state and city governments to enact regulations to cut down on plastic pollution. For example, California passed the Plastic Pollution Prevention and Packaging Producer Responsibility Act also known as SB 54 in June 2022, requiring all packaging in the state to be recyclable or compostable by 2032. In October 2021, the state of Washington adopted a statewide ban on certain carryout bags. Individual cities such as Los Angeles, San Diego and Honolulu have also passed their own complimentary ordinances to limit single-use plastic products. As more governments enact regulations to prevent and reduce waste that is harmful to the environment, and more consumers are actively taking steps towards being more sustainable, the demand for eco-friendly disposable products is on the rise. In order to better position ourselves for this change in the industry landscape, we have significantly expanded our eco-friendly product offerings. As of December 31, 2022, we have over 400 SKUs of eco-friendly products that our customers can choose from.

Our Operations

In our manufacturing facilities in the United States, the production process involves intake of water, dischargement to water, recycling of waste and other disposal activities. As a Company, we place strong emphasis on water conservation and reducing water pollution. Outside of the required cooling of manufacturing machines and equipment after production cycles, our manufacturing process does not require large quantities of water. We ensure appropriate drainage and disposal of contaminated water, grease oil and other chemicals discharged from our production activities in order to limit the pollution of valuable water sources. Reclamation is also a key consideration for us. Any and all waste products from our production process is thoroughly inspected and checked for the potential of re-use or recyclability. Identified items are repackaged and sold or they are transferred to our local waste management facilities for proper disposal, thereby reducing waste and the use of landfill space. Some of our raw materials are Biodegradable Products Institute (BPI) certified. For over 20 years, the BPI certification has been the defining symbol of compostability due to its rigorous testing standards. The BPI certification is the only third-party verification for compostable products in North America. Even in products that do require the use of plastic, we ensure that the resin we source is both BPA (or bisphenol A) and PFA (or perfluoroalkyl and polyfluoroalkyl) free. These substances are known for their extreme persistence in the environment upon discharge. Our warehouse departments also have certain sustainability practices implemented. By reusing paper cardboard boxes as well as wooden pallets for inventory storage and shipments, we are able to further reduce our carbon footprint.

We are regulated by certain federal, state and international environmental laws governing our use, transport and disposal of production materials and control of emissions. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings or global competitive position.

A liability for environmental remediation and other environmental costs is accrued when we consider it probable that a liability has been incurred and the amount of loss can be reasonably estimated. Environmental costs and accruals are presently not material to our operations, cash flows or financial position.

We are committed to providing consistent and excellent return to our shareholders, all while maintaining a strong sense of good corporate citizenship that places a high value on the welfare of our employees, the communities in which we operate, and the world as a whole. We believe that effectively prioritizing and managing our ESG factors helps create long-term value for our investors. Under the direction of our Chief Executive Officer and the board of directors, we are driving continuous improvements in bringing innovative eco-friendly products that meet the needs of our customers and our plant and enhancing our energy and waste management infrastructure in our sustainability journey.

Human Capital Management

Our Culture

At Karat, it is our people – our greatest asset – that give us our strong reputation and stand at the heart of our growth. Our success depends on the talent, dedication, and well-being of our people. As we grow, we strive to recruit, retain, develop, and provide advancement opportunities for our team members. We continually work to make Karat an inclusive, equitable, and growth-focused workplace where all team members have the opportunity to flourish.

Safety

One of our most important corporate values is the safeguarding of our people and fostering a culture of care that promotes the well-being of our employees, contractors and business partners. We protect our people, projects and reputation by striving for zero employee injuries and illnesses, while operating and delivering our work responsibly and sustainably. Our safety culture empowers every member of the workforce to exercise stop-work authority without repercussion to address any potential unsafe work conditions. We develop and administer company-wide safety policies to ensure the well-being of each team member and compliance with Occupational Safety and Health Administration standards. This includes periodic safety training and assessments as well as annual safety audits. We require all employees and contractors at our warehouse and manufacturing facilities to understand and follow these safety policies. These guidelines have been put into place by management to address three key components of safety:

•    Identifying the root cause of safety hazards in our operations;

•    Assessing risks associated with all hazards or conditions identified; and

•    Mitigating risks associated with known hazards and conditions.

We also support the community uptake of approved COVID-19 vaccines as the most effective measure to control the global pandemic and we strongly encourage that our employees receive an approved vaccine. We have taken and will continue to take critical steps to keep our people, customers and communities safe from COVID-19.

Diversity, Equity, and Inclusion (DEI)

Diversity, equity and inclusion ("DE&I") are critical underpinnings of our corporate values. DE&I helps foster innovation, cultivate an environment filled with unique perspectives and drive engagement, innovation and organizational growth. Our focus to date has been increasing awareness amongst our employees on the importance of DE&I.

As a business founded by representatives from a minority group in the United States, diversity and inclusion is engrained in our corporate history. We believe that a diverse workforce is essential to its long-term success and strives to foster a diverse, equitable, and inclusive culture where all voices are heard, valued, and included. Management embraces employees’ differences in race, color, religion, age, sex, sexual orientation, marital status, citizenship, national origin, geographic background, military or veteran status, disability (mental or physical), and any other characteristics that make our employees unique. We ensure that we leverage a diverse slate of candidates for all job vacancies, including senior leadership.

Good corporate governance and transparency are fundamental to achieving our vision of becoming a leading in all our markets. Our engagement approach involves ongoing communication with our employees. We strive to provide relevant market updates to our team members as well as to share important information regarding our revenue trends, inventory status, production, safety and other operating metrics as deemed necessary. We have received several recognition oriented awards throughout our company’s history. Our employees are expected to act with integrity and objectivity and to always strive to enhance our reputation and performance. We maintain a Code of Ethics which is attested by every employee and provides our framework for ethical business. As of December 31, 2022, we have the following gender and ethnicity breakout for our employees, C-suite executives, and board of directors members:

	Full-Time employees	C-Suite Executives	Board of Directors
Total count	781	3	5
Gender
Male	64%	33%	60%
Female	35%	67%	40%
Non-binary/Did not self-identify	1%	—	—
Ethnicity
Hispanic	42%	—	—
Asian	18%	100%	100%
White	17%	—	—
Black	16%	—	—
Other/Did not self-identify	7%	—	—

Compensation and Benefits

Consistent with our core values, we take care of our people by offering competitive compensation and comprehensive benefits programs. We continuously make wage investments to ensure our compensation packages reflect the evolving circumstances across our markets. One of the goals of our recruitment strategy is to ensure we are aligning roles with compensation levels based on job responsibilities, market competitiveness, geographic location, strategic importance of roles and other relevant factors.

Our compensation package includes a base salary and depending on the role, discretionary bonuses and equity compensation programs. In January 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the “Plan”). A total of 2,000,000 shares of common stock has been authorized and reserved for issuance under the Plan in the form of incentive or nonqualified stock options and stock awards. Employees, directors, and consultants are eligible to receive stock options and stock awards under the Plan. Additionally, the firm makes annual contributions to support the retirement goals of each employee through a matching contribution to 401(k) retirement accounts.
We also offer our employees’ healthcare, wellness, paid sick leave, flexible paid time off, and other benefits to support their quality of life and enable them to thrive in the workplace. All eligible full-time and part-time employees and their eligible dependents receive competitive health benefits. We cover approximately 60% of total eligible healthcare costs for part and full-time employees for our approximately 250 participating employees as of December 31, 2022.

Learning and Development

We believe that high performance is an outcome of a person’s ability to change, adapt, and grow their capabilities throughout their career. We emphasize real-life, real-time learning that enables a person to meet the demands of challenging and changing work and focuses on reinforcing key principles that are designed to support an individual’s effectiveness in his or her current job and in their future development. We provide technical and leadership training to employees, specifically our production and sales teams who work closely with our products and services. In particular, our focus on employee development has been structured over the last several years through programs designed to embed essential skills and reinforce strategic goals that are aligned to our culture. This is evidenced by the fact that we promoted 112 and 114 employees during the years ended December 31, 2022, and 2021, respectively.

Other Information

As of December 31, 2022, we had employed approximately 805 employees, out of which 781 were full-time employees. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are good.

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

Furthermore, we are subject to social and cultural changes, which could impact demand for certain products. For example, the banning of plastic straws was triggered by a social media backlash, which caused corresponding legislative changes within a short time period, resulting in the ban of plastic straws in certain jurisdictions, and a movement toward eco-friendly packaging. If we are unable to quickly adapt to changes in consumer preferences and subsequent legislation, our business, financial condition, results of operations or cash flows could be adversely affected.

Supply chain disruptions could interrupt product manufacturing and increase product costs.

While we have taken measures to diversify and expand our supplier network, we continue to rely on third-party manufacturers outside the U.S. to produce most of our products. Global industry-wide logistics challenges have negatively impacted us during these past several years when international shipping to the U.S. was disrupted and delayed due to congestion at ports on the west coast. Significantly higher freight costs and demurrage can dampen our margin. Failure to adequately source and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, and diminished brand loyalty. Although the global supply chain challenges have started to subside and Asia to the U.S. ocean freight rates have started to stabilize in the later part of 2022, our business, financial condition, results of operations or cash flows could be adversely affected if the global industry-wide logistics worsen.

Raw material inflation or shortage of available materials could harm our financial condition and results of operations.

Raw materials are subject to price fluctuations and availability, which could result from external factors, such as the nationwide inflation, weather-related events, or other supply chain challenges, that are beyond our control. We typically do not enter into long-term fixed price contracts with our suppliers, and our suppliers could pass on raw material price increases to us. Historically, we have been able to mitigate the impact of higher costs by increasing our selling prices. However, due to the lag between the sourcing or the manufacturing of our products and sales to our customers, margin could be negatively impacted in periods of rising raw materials until price actions are in place. Raw material shortages, especially with respect to polyethylene terephthalate, or PET, plastic resin, or our inability to timely pass through increased costs to our customers may adversely affect our business, financial condition, results of operations or cash flows.

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

Periods of significant or prolonged deflation may negatively impact our results of operations and overall profitability.

If the industry we operate in experiences a prolonged period of price decreases resulting from stabilizing ocean freight costs and decreased raw material input costs, we could see a reduction in our sales, gross margin and overall profitability. Similarly, if our competitors lower their prices and expand their promotional activities, we may be forced to lower our prices as well and our operational results could be negatively impacted.

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

Risks Related to Our Business

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

Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Defects in materials or components can unexpectedly interfere with the products’ intended use and safety and damage our reputation. Failure to detect, prevent, or fix defects could result in a variety of consequences, including a greater number of product returns than expected from customers, litigation, product recalls, and credit claims, among others, which could harm our sales and results of operations. The occurrence of real or perceived quality problems or material defects in our current and future products could result in loss of revenue and expose us to product recalls, warranty, or other claims. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also harm our brand and decrease demand for our products.

Labor cost inflation and the unavailability of skilled workers could disrupt our business.

Labor is subject to cost inflation and availability, due to external factors, such as the continuing impacts of the COVID-19 pandemic and workforce participation rates, that are beyond our control. As a result, there can be no assurance we will be able to recruit, train, assimilate, motivate and retain employees in the future. The loss of a substantial number of these employees and our inability to hire and replace our workforce could disrupt our business and result in significant losses.

Our growth depends, in part, on expanding into additional foodservice and geographic markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current customer base and demographic, but also continuing to expand our business into other foodservice markets and geographies. The growth of our business will depend, in part, on our ability to continue to expand into additional foodservice markets including grocery stores, entertainment venues, airlines and other non-traditional foodservice venues. Additionally, we are expanding our sales and marketing efforts to further penetrate additional geographies across the United States, and we may encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products especially our eco-friendly line. In addition, although we are investing in sales and marketing activities such as upgrading our e-commerce platform and presence to further penetrate newer regions and customers, we cannot provide assurances that these efforts will be successful. If we are not successful, our business, results of operations, financial condition and cash flows may be harmed.

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

As we grow our business, slower growth or reduced demand for our products, increased competition, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or market could harm our business. We expect to make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products. In addition, in connection with operating as a public company, we will incur significant additional legal, accounting, and other expenses. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

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

For our online sales, as well as for sales to our offline customers, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. Any failure to comply could significantly harm our brand, reputation, business, and results of operations.

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our customers in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our large retail partner base, and we make allowances for sales and doubtful accounts, we nevertheless run the risk of our customers not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our customers were not able to meet their payment obligations, our results of operations could be harmed.

Security incidents and attacks on our information technology systems could lead to significant costs and disruptions that could harm our business, financial results, and reputation.

We rely extensively on information technology systems to conduct our business, some of which are managed by third-party service providers. Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, financial reporting, collections and cost management. Our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption by power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms or other malicious acts, as well as human error, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services.

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

We may be required to record future impairments of goodwill, other intangible assets, or long-lived assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value are subject to significant judgment. Although impairments are non-cash expenses, they could materially affect our future financial results and financial condition.

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

Risks Related to Societal and Environmental Factors

The continuing effects of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

Since COVID-19 was declared a global pandemic by the World Health Organization, our business, operations and financial performance have been, and may continue to be, affected by the macroeconomic impacts resulting from the efforts to control the spread of COVID-19. As a result of the scale of the pandemic, including the introduction of new variants of COVID-19 and vaccination and other efforts to control the spread, our revenue growth rate and expenses as a percentage of our revenues in future periods may differ significantly from our historical rates, and our future operating results may fall below expectations. We may also experience additional operating costs due to increased challenges with our workforce (including as a result of labor shortages, illness, absenteeism or government orders), and access to supplies and capital. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions and economic conditions. Furthermore, the impacts of potential worsening of global economic conditions, inflation pressures and continued disruptions to and volatility in the financial markets remain unknown.

Our business is subject to the risk of earthquakes, fire, power outages, floods, pandemics, and other catastrophic events, and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

As we rely heavily on our manufacturing facilities, our business is particularly vulnerable to damage or interruption from earthquakes, fires, floods, pandemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, distribution centers, and manufacturing facilities are located in California, a state that frequently experiences earthquakes and wildfires, Texas, a state that frequently experiences floods and storms and Hawaii, a state that frequently experiences hurricanes and tsunamis. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, Texas or Hawaii or other locations where we have operations or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.

Climate change and sustainability initiatives may result in significant operational changes and expenditures and adversely affect our business.

Continuing political and social attention to carbon emissions and sustainability may result in the imposition of additional regulations or restrictions to which we may become subject. Such policies could result in increased production costs including higher energy and raw materials prices, which could negatively impact our financial condition and results of operations. Additionally, changing weather patterns could also cause disruptions or the complete shutdown of our operations and facilities, thereby impacting our business and consolidated financial statements.

We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

We operate manufacturing facilities in the United States, and are therefore subject to certain environmental regulations with respect to the operation of those facilities. If we were to experience a material adverse environmental event at any of our facilities, or we were to experience any material product safety issue with respect to our products or our business, our results of operations, financial condition and cash flow could be materially adversely affected. Furthermore, concern over plastics products may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG including disclosure requirements, or environmental causes may result in increased compliance or input costs of raw materials, which may cause disruptions in the manufacture of our products or an increase in operating costs. If we do not adapt to or comply with new regulations, or fail to meet the needs of the evolving investor, industry, or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business, results of operations, and financial condition may be adversely affected.

Risks Related to the World Events and International Nature of Our Operations

If additional tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Historically, there have been tariffs and other trade restrictions and various alterations to trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. If additional tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business, results of operations, financial condition and cash flows may be materially harmed.

These tariffs have the potential to significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers. Tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

International political instability and terrorist activities could result in market instability, which could negatively impact our business results.

Terrorist activities and armed conflicts, including recent escalation in regional conflicts, including the Russian invasion of Ukraine and increasing tensions between China and Taiwan, could result in economic sanctions that could impact our operational and financial results. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s business, results of operations, financial condition and cash flows. In addition, international conflict could result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products and solutions, reduced customer purchasing power, decreased consumer demand, increased price pressure, and reduced or cancelled orders; increased risk of cyber-attacks; and market instability, which could adversely impact our overall business results.

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

Many of our products are manufactured outside the United States. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, which prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; and (f) the imposition of tariffs on components and products that we import into the United States or other markets. We cannot provide assurance that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we provide assurance that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other related liabilities, which could harm our business, results of operations, financial condition and cash flows.

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

Risks Related to Ownership of Our Common Stock and Our Capital Structure

Our directors, executive officers, and significant stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 1, 2023, our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate 71.4% of our outstanding common stock. As a result, these stockholders, acting together or in some cases individually, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or in some cases individually, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry, as well as those of newly public companies. In the past, stockholders of other public companies have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, results of operations, financial condition and cash flows.

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

Substantial future sales, or the perception or anticipation of future sales, of shares of our common stock may cause our stock price to decline. In addition, a significant portion of our common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Our stock price could decline as a result of substantial sales of our common stock, or the perception or anticipation that such sales could occur, particularly sales by our directors, executive officers, and significant stockholders. Possible sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem necessary or appropriate. Additionally, if we issue a large number of shares in connection with future acquisitions, financings or other circumstances, the market price of our common stock could decline significantly. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances or sales of our shares will have on the market price of such shares.

In addition, as of December 31, 2022, we had 420,000 stock options and 82,146 unvested restricted stock units outstanding. The additional shares issued upon vesting will be eligible to be sold freely in the public market, subject to volume limitations applicable to affiliates and the existing lock-up agreements.

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

We do not intend to pay quarterly dividends for the foreseeable future. If our stock price does not appreciate after you purchase our shares, you may lose some or all of your investment.

Although we declared and paid a special cash dividend of $0.35 per share in November 2022, we do not currently intend to pay quarterly dividends and may not declare any special dividend in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a relatively new public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease to regularly cover us or fail to publish reports, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Outstanding indebtedness may reduce our available funds.

We have approximately $42.5 million in outstanding indebtedness as of December 31, 2022. The loans are held at multiple banks and are collateralized by substantially all of Global Well's assets. There can be no guarantee that we will be able to pay all amounts when due or to refinance the amounts on terms that are acceptable to us or at all. If we are unable to make our payments when due or unable to refinance such amounts, our key equipment could be repossessed, our property could be foreclosed and our business could be negatively affected.

The terms of the debt agreements impose significant operating and financial restrictions on us. These restrictions could also have a negative impact on our business, results of operations, financial condition and cash flows by significantly limiting or prohibiting us from engaging in certain transactions, including but not limited to: incurring or guaranteeing additional debt financing; transferring or selling assets currently held by us; and transferring ownership interests in certain of our subsidiaries. The failure to comply with any of these covenants could cause a default under our other debt agreements. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on favorable terms, if any.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year in which the fifth anniversary of the date of our IPO prospectus occurs.

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

We lease (i) an approximately 500,000 square foot manufacturing, warehouse storage and distribution facility in Rockwall, Texas and (ii) an approximately 108,000 square foot warehouse storage and distribution facility in Branchburg, New Jersey from our variable interest entity, as further described in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We also lease and operate (i) an approximately 46,000 square foot warehouse storage and distribution facility in Sumner, Washington, (ii) an approximately 76,000 square foot manufacturing, warehouse storage and distribution facility in Kapolei, Hawaii, (iii) an approximately 23,000 square foot distribution facility in Kapolei, Hawaii, (iv) an approximately 6,800 square foot distribution facility in Kapolei, Hawaii, and (v) an approximately 70,000 square foot warehouse storage and distribution facility in City of Industry, California. In addition, we own and operate an approximately 83,000 square-foot warehouse storage and distribution facility in Summerville, South Carolina.
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

Holders of Common Stock

As of March 14, 2023, we had approximately 41 stockholders of record of our common stock.

Dividends

On November 8, 2022, our board of directors declared a cash dividend of $0.35 per share of common stock. This dividend was paid on November 30, 2022 to the shareholders of record as of the close of business on November 21, 2022. No dividend was declared for the year ended December 31, 2021.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Therefore, we currently do not anticipate paying any further dividends on our common stock for the foreseeable future. There are currently no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Delaware law. However, any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	502,146 (1)	$18.58 (2)	1,322,349
Total	502,146	$18.58	1,322,349

(1) This amount consists of (i) 82,146 shares of our common stock subject to unvested restricted stock units granted under the Plan, and (ii) 420,000 shares subject to stock options granted under the Plan.

(2) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under the Plan.

Sales of Unregistered Securities and Repurchases of Securities

During the fourth quarter of fiscal 2022, the Company did not sell any unregistered securities and did not repurchase any securities.
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
2022 Business Highlights and Trends
•We recorded revenues of $423.0 million for the year ended December 31, 2022, which represents an increase of 16.1% compared to 2021.
•We continued to drive significant margin expansion, achieving a record gross margin of 31.2% for the year ended December 31, 2022 despite a $3.5 million writeoff of certain inventory items, out of which $0.9 million was determined to be out-of-period. The impact from the out-of-period adjustment was a decrease of gross margin of 20 basis points. The gross margin achieved in 2022 represented an increase of 160 basis points from the year ended December 31, 2021, and an increase of 100 basis points from the year ended December 31, 2020 when gross margin was boosted by significant sales from higher-margin personal protective equipment (PPE) products.
•We recorded net income of $25.8 million for the year ended December 31, 2022, which represents an increase of 15.1% compared to 2021.
•We generated record net cash provided by operating activities of $29.5 million for the year ended December 31, 2022.
•During the year ended December 31, 2022, we refinanced our $21.6 million variable interest rate term loan with a new fixed interest term loan ahead of multiple interest rate hikes in the United States. The original loan was set to mature in May 2029 with a variable interest rate of prime less 0.25%. Our new $28.7 million term loan matures in July 2027 with interest accruing at a fixed rate of 4.375%.
•We had financial liquidity of $63.0 million as of December 31, 2022, and declared and paid a special cash dividend of $0.35 per share on our common stock in November 2022.

•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $45.6 million for the year ended December 31, 2022, representing an increase of $8.6 million, or 23.2% compared the year ended December 31, 2021.
•During the year ended December 31, 2022, we further invested in the enhancement of our distribution infrastructure, adding two distribution centers in the City of Industry, California and Kapolei, Hawaii.
•During the year ended December 31, 2022, we continued our efforts and commitment to sustainability by investing, under a joint venture agreement, $4.0 million into establishing Bio Earth, a new Taiwanese corporation for the manufacturing of compostable foodservice products from bagasse. As of December 31, 2022, the incorporation and registration of Bio Earth had not been completed.
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
•Environmental concerns regarding disposable products, broadly, have resulted in a number of significant changes that are specific to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive long-lasting impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products.
•Most of our products are sourced from vendors abroad and as a result we incur freight costs from these overseas import shipments. We believe fluctuations in freight cost can have either a positive or a negative impact on our results of operations, depending on whether such freight costs increase or decrease.
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
•The cost of raw materials used to manufacture our products, including polyethylene terephthalate, or PET, plastic resin, aluminum and paper boards may continue to fluctuate. Since negotiated sales contracts and the market largely determine the pricing for our products, we are, at times, limited in our ability to raise prices and pass through any impacts of inflation to our costs. There can also be lags between cost inflation and the implementation of price increases, which could negatively impact our gross margin. We believe price fluctuations will have either a positive or a negative impact on our results of operations in the future, depending on whether raw material costs increase or decrease and whether we can successfully implement price increases to offset the impacts of inflation.
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
Allowance for Doubtful Accounts
The Company recognizes an allowance for bad debt on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt write-offs, current past due customers in the aging, risk profiles associated with different customer types, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our customers could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results. As of December 31, 2022, and 2021, we had a total allowance for doubtful accounts of $1.3 million and $0.3 million, respectively.
Inventory Reserve
The Company maintains a reserve for excess and obsolete inventory and carries its inventory at net realizable value, taking into account various factors including historic usage, expected demand, anticipated sales price, and product obsolescence. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that the future trend will be similar to what we have experienced in the past. A significant change in the demand or sales price could result in additional reserve and materially affect our future financial results. We had an inventory reserve of $0.7 million as of both December 31, 2022, and 2021.
Stock-Based Compensation
Stock-based compensation expense related to employee stock options is accounted for in accordance with Accounting Standard Codification ("ASC") 718, Compensation — Stock Compensation. This standard requires the Company to record compensation expense equal to the fair value of awards granted to employees and non-employees. The fair value of restricted stock unit awards is determined based on the closing price of our common stock on the trading day immediately prior to the grant date. The fair value of stock options is estimated on the grant-date using the Black-Scholes option pricing model. Key input assumptions used in the Black-Scholes option pricing model to estimate the grant date fair value of stock options include the fair value of the Company’s common stock, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate, and the Company’s expected annual dividend yield.
The risk-free interest rate assumption for options granted under the Plan, as defined in Note 12 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, is based upon observed interest rates on the United States government securities appropriate for the expected term of the stock options.
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
We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period. Stock-based compensation expense for both the years ended December 31, 2022 and 2021 was $2.0 million.

Results of Operations
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021
	(in thousands)
Net sales	$422,957	$364,244
Cost of goods sold	290,871	256,417
Gross profit	132,086	107,827
Operating expenses	102,071	84,682
Operating income	30,015	23,145
Other income, net	2,498	4,383
Provision for income taxes	6,676	5,089
Net income	$25,837	$22,439
Net sales
Net sales were $423.0 million for the year ended December 31, 2022 compared to $364.2 million for the year ended December 31, 2021, an increase of $58.7 million, or 16%. The increase was attributable to an increase of $48.3 million in net sales to our existing customers and incremental net sales of $10.4 million from more than 15,000 new customers acquired during the year ended December 31, 2022. Of the total net sales increase of $58.7 million compared to the prior year, $43.7 million was attributable to favorable pricing primarily during the first half of the current year, $13.3 million was related to increase in volume and change in product mix, and $1.7 million was due to higher logistic services and shipping revenue.
Cost of goods sold
Cost of goods sold was $290.9 million for the year ended December 31, 2022 compared to $256.4 million for the year ended December 31, 2021, an increase of $34.5 million, or 13%. The increase was primarily due to an increase of $19.4 million in freight and duty costs to acquire inventory from overseas as ocean freight rates remained elevated for the majority of 2022, and an increase of $11.6 million in product costs driven by the general increase in raw materials and labor costs. Additionally, cost of goods sold for the year ended December 31, 2022 included a $3.5 million writeoff of certain inventory items, out of which $0.9 million was determined to be out-of-period and was recorded to correct immaterial errors in the quarterly and annual financial statements previously issued. These increases were partially offset by efficiencies and productivity improvements realized and the favorable foreign currency exchange rate impact from the strengthening of the United States Dollar against Taiwan New Dollar.
Gross profit

Gross profit was $132.1 million for the year ended December 31, 2022 compared to 107.8 million for the year ended December 31, 2021, an increase of $24.3 million, or 22%. Gross margin was 31.2% for the year ended December 31, 2022 compared to 29.6% for the year ended December 31, 2021. Despite higher freight and duty costs and the unfavorable impact from the out-of-period inventory write-off, the gross margin increased primarily due to margin expanding factors including a shift to higher margin items such as eco-friendly products, price increases implemented during the first half of the current year to partially offset higher ocean freight, product and labor costs, favorable foreign currency exchange rate from the strengthening of the United States Dollar against Taiwan New Dollar and improved operating efficiencies and productivity improvements.
Operating expenses

Operating expenses were $102.1 million for the year ended December 31, 2022 compared to $84.7 million for the year ended December 31, 2021, an increase of $17.4 million, or 21%. The increase was primarily due to an increase of $6.0 million in payroll-related costs due to workforce expansion, an increase of $5.4 million in shipping and transportation costs to transfer inventory between our warehouses and to deliver products to our customers amidst rising fuel prices, an increase of $2.4 million in rental expense primarily due to additional properties leased, an increase of $2.1 million in production expense resulting from higher repair and maintenance costs incurred, an increase of $0.6 million in bad debt expense associated with higher sales, and an impairment of deposit of $0.5 million due to management's decision to abandon a capital expenditure project, partially offset by a decrease of $0.6 million in professional services expense.

Operating income

Operating income was $30.0 million for the year ended December 31, 2022 compared to $23.1 million for the year ended December 31, 2021, an increase of $6.9 million, or 30%. The increase was primarily due to an increase in gross profit of $24.3 million partially offset by an increase in operating expenses of $17.4 million, as discussed above.
Other income, net

Other income, net was $2.5 million for the year ended December 31, 2022 compared to $4.4 million for the year ended December 31, 2021, a decrease of $1.9 million, or 43%. The $2.5 million other income for the year ended December 31, 2022 consisted primarily of interest income of $2.2 million from the gain associated with the interest rate swap, a gain on foreign currency transactions of $1.6 million, and rental income of $0.9 million, partially offset by interest expense on the line of credit and term loans totaling $2.0 million. The $4.4 million other income for the year ended December 31, 2021 consisted primarily of gain on forgiveness of debt of $5.0 million, interest income of $1.5 million due to the change in the fair value of the interest rate swap, and rental income of $0.9 million, partially offset by interest expense incurred primarily on the line of credit and term loans totaling $2.9 million.
Provision for income taxes
Provision for income taxes was $6.7 million for the year ended December 31, 2022 compared to $5.1 million for the year ended December 31, 2021, an increase of $1.6 million, or 31%. The Company’s effective tax rate was 20.5% for the year ended December 31, 2022 compared to 18.5% for the year ended December 31, 2021. The effective tax rate was lower for the year ended December 31, 2021, primarily due to the gain on forgiveness of debt of $5.0 million, which was a discrete item not presented for the year ended December 31, 2022.
Net income
Net income was $25.8 million for the year ended December 31, 2022 compared to $22.4 million for the year ended December 31, 2021, an increase of $3.4 million, or 15%. The increase was primarily driven by an increase in operating income of $6.9 million partially offset by a decrease in other income, net of $1.9 million and an increase in the provision for income taxes of approximately $1.6 million, as discussed above.
Non-GAAP Financial Measure
We use certain non-GAAP financial measures to assess our financial and operating performance that are not defined by, or calculated in accordance with US GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with U.S. GAAP in the Consolidated Statements of Income; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.
Our primary non-GAAP financial measures are listed below and reflect how we evaluate our operating results.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure is calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) IPO related expenses, (vi) stock-based compensation expense, (vii) gain on forgiveness of debt, and (viii) out-of-period adjustment. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Year Ended December 31,
Reconciliation of Adjusted EBITDA (unaudited):	2022		2021
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$25,837	6.1%	$22,439	6.2%
Add (deduct):
Interest income	(2,226)	(0.5)	(1,512)	(0.4)
Interest expense	2,017	0.5	2,907	0.8
Provision for income taxes	6,676	1.6	5,089	1.4
Depreciation and amortization	10,405	2.4	10,044	2.8
Stock-based compensation expense	2,047	0.5	2,026	0.5
IPO related expenses	—	—	1,055	0.3
Out-of-period adjustment (1)	879	0.2	—	—
Gain on forgiveness of debt	—	—	(5,000)	(1.4)
Adjusted EBITDA	$45,635	10.8%	$37,048	10.2%
(1) The out-of-period adjustment represented an inventory write-off recorded during the year ended December 31, 2022, which management believes was not representative of our underlying operating performance. The adjustment was to correct immaterial errors in the accounting for certain inventory items in our previously issued quarterly and annual financial statements. The impact of the inventory write-off was an increase to cost of goods sold of $0.9 million for the year ended December 31, 2022.
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
As described in Note 7 — Line of Credit to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On October 6, 2021, we amended the Line of Credit. Prior to October 6, 2021, interest accrued at an annual rate of prime less 0.25% with a minimum floor of 3.75%, and the amount that could be borrowed was subject to a borrowing base that was calculated as a percentage of the accounts receivable and inventory balances measured monthly. Additionally, the Company was required to comply with certain financial covenants, including a minimum current ratio, minimum tangible net worth, minimum debt service coverage ratio, and minimum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The amendment on October 6, 2021, among other things, (1) extended the maturity date to October 6, 2023, (2) revised the interest on any line of credit borrowings to an annual rate of prime less 0.25%, with a minimum floor of 3.25%, (3) removed the requirement for the maximum amount of borrowings to be subject to a borrowing base requirement that was calculated as a percentage of accounts receivable and inventory balances, (4) removed the minimum tangible net worth and minimum debt service coverage ratio from the financial covenant requirement, and (5) added a minimum fixed charge coverage ratio in the financial covenant requirement. On August 18, 2022, we amended the Line of Credit again which increased the standby letter of credit sublimit to $2.0 million. As of December 31, 2022, the amount issued under the standby letter of credit was $1.1 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $38.9 million. As described in Note 19 — Subsequent Events, on March 14, 2023, we amended the Line of Credit again, which among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any line of credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%.
As described in Note 9 — Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan has an initial balance of $20.7 million and an option to request for additional advances up to a maximum of $8.0 million through June 2023, which we have not exercised as of December 31, 2022. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. Proceeds from the 2027 Term Loan were used to pay down an existing term loan with the same lender, which was set to mature in May 2029 with interest accruing at prime rate less 0.25%, and had an outstanding balance of $20.6 million as of the repayment date.
Additionally, as of December 31, 2022, we have a $23.0 million term loan that matures in September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of December 31, 2022, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of December 31, 2022, we had $0.0 million in outstanding balance on the Line of Credit bearing an interest per annum of prime rate less 0.25% (7.25% as of December 31, 2022), $20.6 million in outstanding balance under the 2027 Term Loan, and $22.2 million in outstanding balance under the 2026 Term Loan.
Additionally, our board of directors declared a special cash dividend of $0.35 per common share, which was paid on November 30, 2022 totaling $7.0 million to shareholders of record at the close of business on November 21, 2022.
As described in Note 4 — Joint Venture in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, our joint venture agreement (the "JV Agreement") to establish a new corporation, Bio Earth, to build a factory in Taiwan requires significant investment. As of December 31, 2022, we made net payments totaling $4.0 million as stipulated in the JV Agreement and expect to make the remaining net investment payments totaling $2.5 million under the JV Agreement during the year ended December 31, 2023. As of December 31, 2022, the incorporation and registration of Bio Earth had not been completed.
In addition to the committed investment payments under the JV agreement to be made in 2023, we also have certain contractual obligations, such as operating lease obligations and purchase obligations. At December 31, 2022, we had operating leases, primarily for manufacturing and distribution facilities, and purchase obligations primarily for machinery and equipment and constructions in certain of our facilities, expiring at various dates through 2031. As described further in Note 14 — Leases in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we had a total of $16.1 million of operating lease liabilities as of the year ended December 31, 2022 with minimum lease payments ranging from approximately $1.1 million to $5.2 million on an annual basis over the next five years. We had purchase obligations of $6.9 million outstanding as of the year ended December 31, 2022, all of which are due in 2023. Such purchase obligations are primarily related to the purchase of machinery and equipment. Other than these contractual obligations, our off-balance sheet arrangements primarily consists of letters of credits issued under our Line of Credit. As of December 31, 2022, we had $1.1 million of letters of credits issued and outstanding under our Line of Credit.

In February 2023, management committed to a plan to sell certain manufacturing equipment to an unrelated third-party vendor in Taiwan, as we started to pivot into a more asset-light growth model by increasing import and scaling back manufacturing in California. We expect to receive approximately $2.6 million in cash proceeds from the sale of the equipment in the next 12 to 24 months.
Our ongoing operations and growth strategy may require us to continue to make investments in our logistics and manufacturing infrastructure and our e-commerce platform. In addition, we may consider making strategic acquisitions and investments and increasing our investment in Bio Earth, which could require significant liquidity. The rapidly changing macroeconomic and geopolitical dynamics created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects beyond 2022. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund for capital expenditures to further enhance our operating infrastructure and e-commerce platform for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.
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
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at December 31, 2022 compared to December 31, 2021:

	December 31, 2022	December 31, 2021	Increase/(Decrease)
	(in thousands)
Current assets	$123,800	$102,872	$20,928
Current liabilities	39,253	30,764	8,489
Working capital	$84,547	$72,108	$12,439
As of December 31, 2022, we had working capital of $84.5 million compared to working capital of $72.1 million as of December 31, 2021, representing an increase of $12.4 million, or 17%. The improvement in working capital was driven by an increase of $20.9 million in current assets partially offset by an increase of $8.5 million in current liabilities. The increase in current assets was primarily driven by an increase in inventory of $12.7 million to support higher sales volume and an increase in cash and cash equivalents of $9.6 million mainly due to strong cash flows from operating activities. The increase in current liabilities was primarily driven by an increase in operating lease liability due within twelve months of $4.5 million, as we adopted ASU 2016-02 (Topic 842), “Leases” on January 1, 2022, and an increase in accounts payable and related party payable of $3.0 million.
For additional information on financing entered into subsequent to December 31, 2022, see Note 19 — Subsequent Events in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Cash Flows
The following table summarizes cash flow for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$29,474	$8,679
Net cash used in investing activities	(17,845)	(13,281)
Net cash (used in) provided by financing activities	(2,071)	10,637
Net change in cash and cash equivalents	$9,558	$6,035
Cash flows provided by operating activities. Net cash provided by operating activities was $29.5 million for the year ended December 31, 2022, primarily the result of net income of $25.8 million, adjusted for certain non-cash items totaling $18.6 million, consisting mainly of depreciation and amortization, stock-based compensation, adjustments to accounts receivable and inventory reserves, changes in fair value of interest rate swap, deferred income taxes and asset impairment. In addition, cash decreased $15.0 million, primarily as a result of changes in working capital, which included an increase of $16.2 million in inventory buildup to accommodate higher sales volume, an increase of $1.5 million in prepaid expenses and other current assets, and a decrease of $3.8 million in operating lease liability due within twelve months, partially offset by a decrease of $1.9 million in accounts receivable due to changes in the timing of collections, an increase of $3.0 million in accounts payable and related party payable, and an increase of $1.6 million in accrued expenses. Net cash provided by operating activities was $8.7 million for the year ended December 31, 2021, primarily the result of net income of $22.4 million, adjusted for certain non-cash items totaling $6.6 million, consisting mainly of depreciation and amortization, stock-based compensation, changes in fair value of interest rate swap, and gain on forgiveness of debt. In addition, cash decreased $20.3 million, primarily as a result of changes in working capital, which included an increase of $10.9 million in inventory buildup to accommodate higher sales volume, an increase of $8.9 million in account receivable due to changes in the timing of collections, a decrease of $4.6 million in accounts payable and related party payable, partially offset by a $1.4 million decrease in prepaid expenses and other current assets, and an increase of $2.9 million in accrued expenses.
Cash flows used in investing activities. Net cash used in investing activities was $17.8 million for year ended December 31, 2022, which primarily included $12.1 million of deposits paid for additional property and equipment, $4.0 million of net investment pursuant to the JV Agreement, $2.7 million paid to purchase property and equipment, partially offset by $0.8 million received from the settlement of the interest rate swap. Net cash used in investing activities was $13.3 million for year ended December 31, 2021, which included $8.2 million of deposits paid for additional property and equipment, $4.2 million paid to purchase property and equipment, and $0.9 million for our acquisition of Pacific Cup, Inc.
Cash flows (used in) provided by financing activities. Net cash used in financing activities was $2.1 million for the year ended December 31, 2022, which primarily included $21.6 million of payments made towards the term loans, $21.1 million of payments on the Line of Credit, and $7.0 million of dividend payments to shareholders, partially offset by $21.1 million of borrowings under the Line of Credit, and $27.5 million of borrowings under the term loans. Net cash provided by financing activities was $10.6 million for the year ended December 31, 2021 which primarily included $67.6 million of proceeds from the issuance of common stock in connection with our initial public offering, and $16.0 million of borrowings under the term loans, partially offset by $39.3 million of payments made towards the term loans, and $34.6 million of payments on the Line of Credit.
For additional information on financing entered into subsequent to December 31, 2022, see Note 19 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Chino, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Karat Packaging Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has changed its method for accounting for leases effective January 1, 2022 due to the adoption of Accounting Standards Codification 842 - Leases.

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
Los Angeles, California
March 16, 2023

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents (including $2,022 and $1,163 associated with variable interest entity at December 31, 2022 and 2021, respectively)	$16,041	$6,483
Accounts receivable, net of allowance for bad debt of $1,260 and $250 at December 31, 2022 and 2021, respectively (including $6 and $24 associated with variable interest entity at December 31, 2022 and 2021, respectively)	29,912	32,776
Inventories	71,206	58,472
Prepaid expenses and other current assets (including $191 and $63 associated with variable interest entity at December 31, 2022 and 2021, respectively)	6,641	5,141
Total current assets	123,800	102,872
Property and equipment, net (including $45,399 and $46,612 associated with variable interest entity at December 31, 2022 and 2021, respectively)	95,568	93,475
Deposits	12,413	6,885
Goodwill	3,510	3,510
Intangible assets, net	353	380
Operating right-of-use assets	15,713	—
Other assets (including $38 and $65 associated with variable interest entity at December 31, 2022 and 2021, respectively)	818	477
Total assets	$252,175	$207,599
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $2 and $136 associated with variable interest entity at December 31, 2022 and 2021, respectively)	$18,559	$18,470
Accrued expenses (including $625 and $68 associated with variable interest entity at December 31, 2022 and 2021, respectively)	9,005	7,813
Related party payable	4,940	2,003
Income taxes payable (including $0 and $9 associated with variable interest entity at December 31, 2022 and 2021, respectively)	—	85
Customer deposits (including $165 and $88 associated with variable interest entity at December 31, 2022 and 2021, respectively)	1,281	1,215
Debt, current portion (including $957 and $1,178 associated with variable interest entity at December 31, 2022 and 2021, respectively)	957	1,178
Operating lease liabilities, current portion	4,511	—
Total current liabilities	39,253	30,764

	December 31, 2022	December 31, 2021
Deferred tax liability	5,156	5,634
Long-term debt, net of current portion and debt discount of $216 and $200 at December 31, 2022 and December 31, 2021, respectively (including $41,558 and $35,339 associated with variable interest entity at December 31, 2022 and 2021, respectively, and debt discount of $216 and $200 associated with variable interest entity at December 31, 2022 and 2021, respectively)	41,558	35,339
Operating lease liabilities, net of current portion	11,623	—
Other liabilities (including $1,302 and $2,637 associated with variable interest entity at December 31, 2022 and 2021, respectively)	2,652	3,837
Total liabilities	100,242	75,574
Commitments and Contingencies (Note 18)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,908,005 and 19,885,005 shares issued and outstanding, respectively, as of December 31, 2022 and 19,827,417 and 19,804,417 shares issued and outstanding, respectively, as of December 31, 2021	20	20
Additional paid in capital	85,792	83,694
Treasury stock, $0.001 par value, 23,000 shares as of both December 31, 2022 and 2021	(248)	(248)
Retained earnings	56,118	39,434
Total Karat Packaging Inc. stockholders’ equity	141,682	122,900
Noncontrolling interest	10,251	9,125
Total stockholders’ equity	151,933	132,025
Total liabilities and stockholders’ equity	$252,175	$207,599
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Net sales	$422,957	$364,244
Cost of goods sold	290,871	256,417
Gross profit	132,086	107,827
Operating expenses:
Selling expenses	35,844	32,261
General and administrative expenses (including $2,775 and $2,550 associated with variable interest entity for the years ended December 31, 2022 and 2021, respectively)	66,227	52,421
Total operating expenses	102,071	84,682
Operating income	30,015	23,145
Other income (expenses)
Rental income (including $949 and $931 associated with variable interest entity for the years ended December 31, 2022 and 2021, respectively)	949	931
Other (expense) income (including $0 and $9 other income associated with variable interest entity for the years ended December 31, 2022 and 2021, respectively)	(228)	259
Gain (loss) on foreign currency transactions	1,568	(412)
Interest income (including $2,171 and $1,270 associated with variable interest entity for the years ended December 31, 2022 and 2021, respectively)	2,226	1,512
Interest expense (including $1,821 and $1,781 associated with variable interest entity for the years ended December 31, 2022 and 2021, respectively)	(2,017)	(2,907)
Gain on forgiveness of debt	—	5,000
Total other income, net	2,498	4,383
Income before provision for income taxes	32,513	27,528
Provision for income taxes	6,676	5,089
Net income	25,837	22,439
Net income attributable to noncontrolling interest	2,189	1,661
Net income attributable to Karat Packaging Inc.	$23,648	$20,778
Basic and diluted earnings per share:
Basic	$1.19	$1.13
Diluted	$1.19	$1.12
Weighted average common shares outstanding, basic	19,824,911	18,409,243
Weighted average common shares outstanding, diluted	19,925,905	18,566,260
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	15,190,000	$15	(23,000)	$(248)	$13,981	$18,656	$32,404	$7,464	$39,868
Issuance of common stock in connection with our initial public offering, net of issuance costs of $5,088	4,542,500	5	—	—	67,587	—	67,592	—	67,592
Issuance of common stock upon vesting of restricted stock units	84,917	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,026	—	2,026	—	2,026
Exercise of stock options	10,000	—	—	—	100	—	100	—	100
Net income	—	—	—	—	—	20,778	20,778	1,661	22,439
Balance, December 31, 2021	19,827,417	$20	(23,000)	$(248)	$83,694	$39,434	$122,900	$9,125	$132,025
Cash dividends declared ($0.35 per share)	—	—	—	—		(6,964)	(6,964)	—	(6,964)
Issuance of common stock upon vesting of restricted stock units	75,588	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,047	—	2,047	—	2,047
Exercise of stock options	5,000	—	—	—	51	—	51	—	51
Noncontrolling interest tax withholding	—	—	—	—		—	—	(1,063)	(1,063)
Net income	—	—	—	—	—	23,648	23,648	2,189	25,837
Balance, December 31, 2022	19,908,005	$20	(23,000)	$(248)	$85,792	$56,118	$141,682	$10,251	$151,933
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$25,837	$22,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,405	10,044
Adjustments to allowance for bad debt	1,010	—
Adjustments to inventory reserve	6	68
Write-off of inventory	3,470	1,424
Gain on sale of asset	(32)	—
Change in fair value of interest rate swap	(2,159)	(1,512)
Amortization of loan fees	40	18
Deferred income taxes	(478)	(483)
Stock-based compensation	2,047	2,026
Gain on forgiveness of debt	—	(5,000)
Amortization of operating right-of-use assets	3,822	—
Impairment of deposit	465	—
(Increase) decrease in operating assets
Accounts receivable	1,854	(8,938)
Inventories	(16,210)	(10,850)
Prepaid expenses and other current assets	(1,514)	1,389
Deposits	(145)	(64)
Other assets	109	(316)
Increase (decrease) in operating liabilities
Accounts payable	89	(1,599)
Accrued expenses	1,571	2,854
Related party payable	2,937	(3,035)
Income taxes payable	(85)	44
Customer deposits	66	664
Operating lease liability	(3,780)	—
Other liabilities	149	300
Other payable	—	(794)
Net cash provided by operating activities	$29,474	$8,679
Cash flows from investing activities
Purchases of property and equipment	(2,657)	(4,175)
Proceeds from disposal of property and equipment	77	—
Deposits paid for property and equipment	(12,090)	(8,206)
Deposits paid for joint venture investment	(5,876)	—
Deposits refunded from joint venture investment	1,876	—
Proceeds from settlement of interest rate swap	825	—
Acquisition of Pacific Cup, Inc., net of cash acquired	—	(900)
Net cash used in investing activities	$(17,845)	$(13,281)

	Year Ended December 31,
	2022	2021
Cash flows from financing activities
Proceeds from line of credit	21,100	1,470
Payments on line of credit	(21,100)	(34,639)
Proceeds from long-term debt	27,477	15,997
Payments on long-term debt	(21,572)	(39,272)
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs	—	67,592
Proceeds from exercise of stock options	51	100
Dividends paid to shareholders	(6,964)	—
Payments on capital lease obligations	—	(611)
Payments of noncontrolling interest tax withholding	(1,063)	—
Net cash (used in) provided by financing activities	$(2,071)	$10,637
Net increase in cash and cash equivalents	9,558	6,035
Cash and cash equivalents
Beginning of year	$6,483	$448
End of year	$16,041	$6,483
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$9,859	$4,981
Acquisition price of Pacific Cup, Inc. included within deposits	—	100
Gain on forgiveness of debt	—	5,000
Supplemental disclosures of cash flow information:
Cash paid for income tax	$8,303	$4,836
Cash paid for interest	$1,978	$2,895
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations
Lollicup USA Inc. (“Lollicup”) was incorporated on January 21, 2001 under the laws of the State of California as an S-corporation. Effective January 1, 2018, Lollicup elected to convert from an S-Corporation to a C-Corporation. Karat Packaging Inc. (“Karat Packaging”) was incorporated on September 26, 2018 as a Delaware corporation and became the holding company for Lollicup (collectively, the “Company”) through a share exchange with the shareholders of Lollicup. On April 15, 2021, the Company completed an initial public offering of shares of its common stock. The shares are listed on the NASDAQ Global Market under the symbol "KRT".
The Company is a manufacturer and distributor of single-use disposable products used in a variety of restaurant and foodservice settings. The Company supplies a wide range of products such as food containers, tableware, cups, lids, cutlery, and straws. The products are available in plastic, paper, biopolymer-based and other compostable forms. In addition to manufacturing and distribution, the Company offers customized solutions to customers, including new product development, design, printing, and logistics services, and distributes certain specialty food and beverages products, such as boba and coffee drinks.
The Company supplies products to national and regional distributors, supermarkets, restaurants, and convenience stores as well as to smaller chains and businesses including boutique coffee houses, bubble tea cafes, pizza parlors and frozen yogurt shops.
The Company currently operates manufacturing facilities and distribution and fulfillment centers in Chino, California; Rockwall, Texas and Kapolei, Hawaii. In addition, the Company operates six other distribution centers located in Branchburg, New Jersey; Sumner, Washington; Summerville, South Carolina; Kapolei, Hawaii and City of Industry, California.
2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).
Principles of Consolidation: The consolidated financial statements include the accounts of Karat Packaging and its wholly-owned and controlled operating subsidiaries, Lollicup, Lollicup Franchising, LLC (“Lollicup Franchising”) and Global Wells, a variable interest entity wherein the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
Noncontrolling Interests: The Company consolidates its variable interest entity, Global Wells, in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in Global Wells. The Company recognizes noncontrolling interests as equity in the consolidated financial statements separate from the Company’s stockholders’ equity. The amount of net income attributable to noncontrolling interests is disclosed in the consolidated statements of income. Tax payments made by the Company on behalf of the noncontrolling interests are deducted from their equity balances, as shown in the consolidated statements of stockholders’ equity.
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
Reporting Segments: The Company manages and evaluates its operations in one reportable segment. This segment consists of manufacturing and supply of a broad portfolio of single-use products that are used to serve food and beverages and are available in plastic, paper, foam, post-consumer recycled content and renewable materials. It also consists of the distribution of certain specialty food and beverage products, such as boba and coffee drinks, and certain restaurant and warehouse supplies. The Company’s long-lived assets are all located in the United States, and its revenues are all generated in the United States.

Earnings per share: Basic earnings per common share is calculated by dividing net income attributable to Karat Packaging, Inc by the weighted average number of common shares outstanding during the related period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares.
Out-of-period adjustment: During the the year ended December 31, 2022, the Company recorded a $3,500,000 write off of certain inventory items out of which $879,000 was determined to be out-of-period and was recorded to correct immaterial errors in its previously issued quarterly and annual financial statements. The impact of the inventory out-of-period adjustment was a decrease to inventory, operating income and income before provision for income taxes of $879,000, an increase to cost of goods sold of $879,000, and a decrease to net income of $664,000 for the year ended December 31, 2022.
Reclassification: Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported totals for assets and liabilities, shareholders' equity, cash flows or net income.
Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2022 and 2021, cash and cash equivalents were comprised of cash held in money markets, cash on hand and cash deposited with banks.
Accounts Receivable and Allowances: Accounts receivable consists primarily of amounts due from customers. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history. The Company recognizes an allowance for bad debt on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt write-offs, current past due customers in the aging, risk profiles associated with different customer types, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The Company also maintains a sales allowance primarily related to potential billing adjustments due to situations such as product returns and damages. The amount of the sales allowance is determined based on a historical transaction analysis and any additions to the sales allowance are recorded as a reduction to net revenue.
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
The estimated useful life of property and equipment are as follows:

Machinery and equipment	5 years to 15 years
Leasehold improvements	Lesser of useful life or lease term
Vehicles	5 years
Furniture and fixtures	7 years
Building and building improvements	10 years to 40 years
Property held under capital leases	3 years to 5 years
Computer hardware and software	3 years
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
Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If such events or circumstances exist, an impairment test is performed which comprises of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. For the years ended December 31, 2022 and 2021, management concluded that an impairment write-down was not required.
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
Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. During the years ended December 31, 2022 and 2021, the Company determined no impairments have occurred.
The following table summarizes the activity in the Company's goodwill from December 31, 2020 to December 31, 2022:

(in thousands)
Balance at December 31, 2020	$3,113
Goodwill acquired	397
Balance at December 31, 2021	$3,510
Goodwill acquired	—
Balance at December 31, 2022	$3,510
Government Grants: Government grants are not recognized unless there is reasonable assurance that the Company and Global Wells will comply with the grants’ conditions and that the grants will be received. As of December 31, 2022 and 2021, the Company received cumulative grants of $1,350,000 and $1,200,000, respectively. As of both December 31, 2022 and 2021, Global Wells received cumulative grants of $1,302,000. These grants are reported as deferred income within other liabilities in the accompanying consolidated balance sheets as there are conditions attached to the grants that the Company and Global Wells have not met. These conditions include requiring the facility in Rockwall, Texas to maintain a certain minimum tax value for 5 years calendar years through 2024 (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period.
Derivative Instruments: Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging, requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of income during the current period.

The Company and Global Wells entered into certain interest rate swaps to manage the interest rate risk, and accounted for such interest rate swaps as a derivative instrument under ASC 815. The interest rate swaps were not designated for hedge accounting and as such, the change in the fair value of interest rate swaps was recognized as interest income (expense) in the accompanying consolidated statements of income.
Variable Interest Entities: The Company has a variable interest in Global Wells. In 2017, Lollicup along with three other unrelated parties formed Global Wells. Lollicup has a 13.5% ownership interest and a 25% voting interest in Global Wells, located in Rockwall, Texas. The purpose of this entity is to own, construct, and manage a warehouse and a manufacturing facility. Global Wells’ operating agreement may require its members to make additional contributions only upon the unanimous decision of the members or where the cash in Global Wells’ bank account falls below $50,000. In the event that a member is unable to make an additional capital contribution, the other members will be required to make contributions to offset the amount that member cannot contribute, up to $25,000.
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells. See Note 9 — Long Term Debt for a description of the two term loans that Global Wells had with financial institutions as of December 31, 2022.
The following financial information includes assets and liabilities of Global Wells and are included in the accompanying consolidated balance sheets, except for those that eliminate upon consolidation:

	December 31, 2022	December 31, 2021
	(in thousands)
Cash	$2,022	$1,163
Accounts receivable	53	384
Prepaid expenses and other current assets	191	63
Due from Lollicup USA Inc.	4,700	—
Property and equipment, net	45,399	46,612
Other assets	4,262	4,762
Total assets	56,627	52,984
Accounts payable	$2	$497
Accrued expenses	626	68
Income tax payable	—	9
Customer deposits	165	88
Due to Lollicup USA Inc.	—	2,620
Long-term debt, current portion	957	1,178
Long-term debt, net of current portion	41,558	35,339
Other liabilities	1,302	2,636
Total liabilities	$44,610	$42,435
Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains and distributors, fast food restaurants with multiple locations, small businesses, and those that purchase for individual consumption. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the years ended December 31, 2022 and 2021, net sales disaggregated by customer type consist of the amounts shown below.

	Year Ended December 31,
	2022	2021
	(in thousands)
National and regional chains	$95,786	$86,017
Distributors	242,285	199,902
Online	53,697	50,271
Retail	31,189	28,054
	$422,957	$364,244
•National and regional chains revenue: National and regional chains revenue is derived from chain restaurants and supermarkets with locations across multiple states. Revenue from transactions with national and regional chains is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s facility to the customers.
•Distributors revenue: Distributors revenues are derived from national and regional distributors across the U.S. that purchase the Company’s products for restaurants, offices, schools, and government entities. Revenue from distributions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s facility to the customers.
•Online revenue: Online revenue is derived from small businesses such as small restaurants, bubble tea shops, coffee shops, juice bars and smoothie shops. Revenue from online transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s facility to the customers.
•Retail revenue: Retail revenue is derived primarily from regional bubble tea shops, boutique coffee shops and frozen yogurt shops. Revenue from retail transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s facility to the customers.
In addition to product sales, the Company also generates revenue from logistics services which is the transportation and delivery of shipping containers from ports to customers, primarily to retail customers. Logistics services revenue is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Logistics services revenue was $6,150,000 and $2,779,000 for the years ended December 31, 2022, and 2021, respectively.
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
The Company’s contract liabilities consist primarily of rebates, sales incentives, customer deposits and consideration payable to customers for cooperative advertising. As of December 31, 2022 and 2021, the rebates, sales incentives and cooperative advertising were not significant to the financial statements. Customer deposits are included in the current liabilities in the consolidated balance sheets.
Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying consolidated statements of income. Shipping and handling fees billed to a customer are not deemed to be separate performance obligations for product sales, as these activities occur before the customer receives the products. Shipping and handling costs included within selling expenses in the consolidated statements of income for the years ended December 31, 2022 and 2021 were $32,508,000 and $28,525,000, respectively.

Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue. Sales commissions are expensed as incurred due to the amortization period being less than one year and are recorded in selling expense on the accompanying consolidated statements of income.
Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included in operating expenses in the consolidated statements of income were $2,418,000 and $2,488,000 for the years ended December 31, 2022 and 2021, respectively.
Income Taxes: The Company applies the provision of ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Deferred tax assets are evaluated for recoverability each reporting period by assessing all positive and negative evidence available in order to assess the need for a valuation allowance. A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that such deferred tax assets will not be realized.
The Company accounts for uncertainties in income tax in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated statement of income. Accrued interest and penalties are included in the income taxes payable in the consolidated balance sheet.
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
For the years ended December 31, 2022 and 2021, purchases from the following vendor makes up greater than 10 percent of total purchases:

	Year Ended December 31,
	2022	2021
Keary Global Ltd. (“Keary Global”) and its affiliate, Keary International, Ltd. – related parties	11%	12%
Amounts due to the following vendors at December 31, 2022 and 2021, respectively, that exceed 10 percent of total accounts payable are as follows:

	December 31, 2022	December 31, 2021
Keary Global and its affiliate, Keary International – related parties	21%	10%
Fuling Technology Co., Ltd.	18%	21%
Wen Ho Industrial Co., Ltd	*	11%
* Amounts payable represented less than 10% of total accounts payable.
No customer accounted for more than 10 percent of sales or accounts receivable for the years ended December 31, 2022 and 2021.
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
The Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•At December 31, 2022 and 2021, the Company had a money market account, classified as Level 1 within the fair value hierarchy, and reported as a current asset on the consolidated balance sheets.
•At December 31, 2021, the Company had an interest rate swap that met the definition of a derivative, classified as Level 2 within the fair value hierarchy, and reported as other liabilities on the consolidated balance sheet. The fair value of interest rate swap was calculated from pricing models that used volatility to quantify the probability of changes around interest rate trends. This interest rate swap was terminated in June 2022, as further discussed in Note 10 — Interest Rate Swaps.
The following table summarizes the Company’s fair value measurements by level at December 31, 2022 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$10,609	$—	$—
Fair value, December 31, 2022	$10,609	$—	$—
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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued and other liabilities and other payable at December 31, 2022 and 2021, approximated fair value because of the short maturity of these instruments. The carrying amount of the Company's Line of Credit approximates fair value because the interest rate is variable in nature. For the $21,580,000 term loan that the Company refinanced in June 2022, the carrying amount as of December 31, 2021 approximated fair value because the interest rate was variable in nature. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively:

	December 31, 2022
	Carrying Amount	Estimated Fair Value
	(in thousands)
$23,000,000 term loan maturing in September 2026	$22,168	$20,115
$28,700,000 term loan maturing in July 2027	20,563	18,918
	$42,731	$39,033
The fair value of these financial instruments was determined using Level 2 inputs.
Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. The Company recorded a foreign currency gain of $1,568,000 and a loss of $412,000 for the years ended December 31, 2022 and 2021, respectively.
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

Leases: The Company adopted ASU 2016-02, Leases (Topic 842), as of January 1, 2022 which requires the recognition of the right-of-use ("ROU") assets and related operating and finance lease liabilities on the balance sheet and the disclosure of key information about certain leasing arrangements.
The Company adopted this ASU and related amendments under the modified retrospective method with no recast of the comparative period presented in the Company's consolidated financial statements. There was no cumulative adjustment to retained earnings upon adoption.
The Company elected certain practical expedients permitted under the transition guidance, including to exclude leases with an initial term of 12 months or less at lease commencement, combine non-lease components together with lease components as a single lease component, and to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases.
The Company determines if an arrangement is a lease at commencement date. Leases are classified as either finance leases or operating leases. The Company has lease agreements for the use of facilities and vehicles, and its lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term using a discount rate based on similarly secured borrowings available to the Company. ROU assets include any prepaid lease amounts and excludes lease incentives.
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
In February 2016, the FASB issued ASU 2016-02 (Topic 842), "Leases". This ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a ROU asset and corresponding lease liability, measured at the present value of the lease payments. The Company adopted the ASU and the related amendments as of January 1, 2022 under the modified retrospective method with no recast of the comparative period presented in the Company's consolidated financial statements. The Company recorded a ROU asset of $8,800,000 and an operating lease liability of $9,200,000 upon adoption. See Note 14 — Leases for more information.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which adds to U.S. GAAP an impairment model known as the current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for public business entities that are U.S. Securities and Exchange Commission (SEC) filers. For all other public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. The FASB subsequently issued ASU 2019-10 (Topic 326), “Financial Instruments-Credit Losses: Effective Dates” which amends the effective date for SEC filers that are eligible to be ‘smaller reporting companies’, non-SEC filers and all other companies, including not-for-profit companies and employee benefit plans. For calendar-year end companies that are eligible for the deferral, the effective date is January 1, 2023. The Company will adopt the new standard in annual reporting period beginning after January 1, 2023. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-3, “Codification Improvements to Financial Instruments”, which clarifies the requirement for all entities to provide the fair value option disclosures in paragraphs ASC 825-10-50-24 through 50-32. The guidance also clarifies that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases”, should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments — Credit Losses”. This ASU was effective upon adoption of the amendments in ASU 2016-13. The adoption of this ASU did not have a material impact on the consolidated financial statements.

3. Acquisitions
Pacific Cup, Inc.

On March 1, 2021, Lollicup entered into an asset purchase agreement (“the Pacific Cup Agreement”) with Pacific Cup, Inc. (“Pacific Cup”), a manufacturer and distributor of disposable products operating in Kapolei, Hawaii. Pursuant to the Pacific Cup Agreement, Lollicup paid cash consideration of $1,000,000 to acquire certain assets of Pacific Cup. Acquisition-related costs were immaterial. The amounts of revenue and earnings of the acquiree since the acquisition date is included in the consolidated statement of income for the reporting period, which is immaterial from March 1, 2021 through December 31, 2021 and for the year ended December 31, 2022.
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
4. Joint Venture
On April 6, 2022, Lollicup entered into a definitive joint venture agreement (the “JV Agreement”) with Happiness Moon Co., Ltd., a Taiwanese company, to jointly establish Bio Earth Technology (“Bio Earth”), a new Taiwanese corporation, for the manufacturing of compostable foodservice products from bagasse. The JV Agreement stipulated an investment by the Company of approximately $6,500,000 for a 49% interest in Bio Earth.
Lollicup had invested a total of $4,000,000 pursuant to the JV Agreement as of December 31, 2022, which is included in deposits in the accompanying consolidated balance sheet. This total investment comprised of three payments of $2,000,000 in April 2022, another $2,000,000 in June 2022, and $1,876,000 in November 2022, net of a refund of $1,876,000 received in December 2022. As of December 31, 2022, the incorporation and registration of Bio Earth had not been completed.
See Note 19 — Subsequent Events for subsequent investments made under the JV Agreement.
5. Inventories
Inventories consist of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$18,061	$12,543
Semi-finished goods	1,850	1,532
Finished goods	52,044	45,140
Subtotal	71,955	59,215
Less inventory reserve	(749)	(743)
Total inventories	$71,206	$58,472
During the year ended December 31, 2022, the Company recorded a $3,500,000 write-off of certain inventory items, out of which $879,000 was determined to be out-of-period and was recorded to correct immaterial errors in its previously issued quarterly and annual financial statements.

6. Property and Equipment

	December 31, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$70,234	$60,935
Leasehold improvements	19,063	18,655
Vehicles	6,725	5,384
Furniture and fixtures	1,016	936
Building	36,599	35,387
Land	11,907	11,907
Computer hardware and software	593	553
	146,137	133,757
Less: accumulated depreciation and amortization	(50,569)	(40,282)
Total property and equipment, net	$95,568	$93,475
Depreciation and amortization expense on property and equipment was $10,378,000 and $10,024,000 for the years ended December 31, 2022 and 2021, respectively. Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying consolidated statements of income.
7. Line of Credit
Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the “Loan Agreement”), the Company has a line of credit with a maximum borrowing capacity of $40,000,000 (the “Line of Credit”) secured by the Company’s assets. The Line of Credit also includes a standby letter of credit sublimit, which was amended and increased to $2,000,000 on August 18, 2022. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly.
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
As of December 31, 2022, the maximum remaining amount that could be borrowed under the Line of Credit was $38,930,000. The Company had $0 of borrowings outstanding under the Line of Credit as of both December 31, 2022 and 2021. The amount issued under the standby letter of credit was $1,070,000 and $0 as of December 31, 2022 and 2021, respectively. As of both December 31, 2022 and 2021, the Company was in compliance with the financial covenants under the Line of Credit.
The Company amended the Line of Credit again in March 2023. See Note 19 — Subsequent Events for further discussion.

8. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	December 31, 2022	December 31, 2021
	(in thousands)
Accrued miscellaneous expenses	$2,094	$1,054
Accrued interest	108	68
Accrued payroll	1,586	1,456
Accrued vacation and sick pay	543	416
Accrued shipping expenses	1,918	2,868
Accrued professional services fees	600	642
Deferred rent liability	—	372
Accrued property tax	1,164	10
Accrued sale taxes and use taxes	992	927
Total accrued expenses	$9,005	$7,813
9. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2022	December 31, 2021
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
	$22,168	$15,909
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
	—	20,808
A $28,700,000 term loan ("2027 Loan") that matures July 1, 2027, with an initial balance of $20,700,000 and an option to request for additional advances up to a maximum of $8,000,000 through June 30, 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $$104,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt coverage ratio.
	$20,563	$—
Long-term debt	42,731	36,717
Less: unamortized loan fees	(216)	(200)
Less: current portion	(957)	(1,178)
Long-term debt, net of current portion	$41,558	$35,339

KARAT PACKAGING INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, future maturities are:

(in thousands)
2023	$957
2024	990
2025	1,040
2026	20,653
2027	19,091
$42,731

The Company's refinance of the 2029 Loan with the 2027 Loan in June 2022 was accounted for as a debt modification. The Company was in compliance with all of its financial covenants as of both December 31, 2022 and 2021.

On April 16, 2020, the Company received a $5,000,000 Paycheck Protection Program ("PPP") loan under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act which included, among other terms, an interest rate of 1.00% per annum. The PPP loan was subject to events of default and other provisions customary for a loan of this type. A PPP loan may be forgiven, partially or in full, if certain conditions are met, principally based on having been disbursed for permissible purposes and maintaining certain average levels of employment and payroll as required by the CARES Act. On June 10, 2021, the full amount of the PPP loan was forgiven. A $5,000,000 gain from the forgiveness of the PPP loan was recognized in the consolidated statements of income for the year ended December 31, 2021.
10. Interest Rate Swaps
In June 2022, Global Wells terminated its ten-year floating-to-fixed interest rate swap, and recognized cash proceeds of $825,000 as gain on the settlement, which was included in interest income in the accompanying consolidated statements of income. This interest rate swap had a notional value of $21,580,000 as of the effective date of June 13, 2019 based on the prime rate versus a 5.05% fixed rate. As of December 31, 2021, the fair value of the interest rate swap was $1,334,000, which is reported as other liabilities in the accompanying consolidated balance sheet. For the years ended December 31, 2022 and 2021, Global Wells recognized $2,159,000 (including the gain on settlement) and $1,270,000 as interest income related to change in fair value of this interest rate swap, respectively.
In June 2019, the Company also entered into a five-year floating-to-fixed interest-rate swap, with an effective date of June 3, 2019, that was based on the prime rate versus 5.19% fixed rate. The notional was $10,000,000 as of June 2019. For the year ended December 31, 2021, the Company recognized approximately $47,000 in interest income related to change in fair value of this interest rate swap. In April 2021, the Company terminated this interest rate swap, recognizing $196,000 in swap termination fee, which was included in interest expense in the consolidated statements of income for the year ended December 31, 2021.
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
In April 2021, the Company completed its initial public offering and issued 4,542,500 shares of its common stock. The total amount of proceeds received, net of issuance costs, was approximately $67,587,000.
On November 9, 2022, Company declared a dividend of $0.35 per share of the Company's common stock. The Company recorded $6,964,000 of cash dividends as of December 31, 2022. The Company did not declare any dividend for the year ended December 31, 2021.
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

As of December 31, 2022, a total of 1,322,349 shares of common stock was available for further award grants under the Plan. For the years ended December 31, 2022 and 2021, the Company recognized a total of $2,047,000 and $2,026,000 in stock-based compensation expense, respectively. The restricted stock units and stock options granted prior to April 15, 2021 were subjected to vesting conditions contingent upon the closing of an initial public offering of the Company. Such awards began vesting on April 15, 2021 when the Company completed its initial public offering. The Company recognizes stock-based compensation over the vesting period, which is generally 3 years for both the restricted stock units and stock options. The Company recognized a net tax benefit of $89,000 and $237,000 from compensation expense related to stock options and restricted stock units during the years ended December 31, 2022 and 2021, respectively.
Stock Options
A summary of the Company’s stock option activity under the Plan for the years ended December 31, 2022 and 2021 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,000	$10.00	8.0	$—
Granted	430,000	18.86
Exercised	(10,000)	10.00		$116,000
Outstanding at December 31, 2021	435,000	$18.76	9.7	$632,000
Granted	50,000	16.53
Exercised	(5,000)	10.00
Forfeited	(60,000)	18.86
Outstanding at December 31, 2022	420,000	$18.58	8.8	$—
Expected to vest at December 31, 2022	420,000	$18.58	8.8	$—
Exercisable at December 31, 2022	123,333	18.86	8.8	$—
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $5.18 and $5.74 respectively. At December 31, 2022, total remaining stock-based compensation cost for unvested stock options under the Plan was approximately $792,000. The cost is expected to be recognized over a weighted-average period of 1.4 years.
The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2022, multiplied by the number of shares per each option.

The assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the year ended December 31, 2022 were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.70%	1.22%
Expected term (years)	6.25 years	6.25 years
Volatility	30%	30%
Dividend yield	0.40%	0.40%
Restricted Stock Units
The Company issued restricted stock units to its employees. The following table summarizes the unvested restricted stock units for the years ended December 31, 2022 and 2021:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	256,000	$10.00
Granted	40,000	17.98
Vested	(84,917)	11.55
Forfeited	(52,083)	11.14
Unvested at December 31, 2021	159,000	$11.08
Granted	9,900	16.69
Vested	(75,588)	10.72
Forfeited	(11,166)	15.54
Unvested at December 31, 2022	82,146	$11.47
The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2022 and 2021 was $16.69 and $17.98 respectively. The total fair value of restricted stock units, as of their respective vesting date, during the years ended December 31, 2022 and 2021 was $1,156,000 and $1,884,000, respectively. In September 2021, the Company’s board of directors accelerated the vesting of the Company’s restricted stock units, with each tranche of award vesting 6 months earlier than the original vesting date. The acceleration of the restricted stock units vesting was treated as an award modification under ASC 718, resulting in an additional stock-based compensation expense of approximately $719,000 recognized during the year ended December 31, 2021. At December 31, 2022, total remaining stock-based compensation cost for unvested restricted stock units was approximately $327,000. The cost is expected to be recognized over a weighted-average period of 0.9 years.
13. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the year by the weighted average number of common shares outstanding during the period.

	Year Ended December 31,
	2022	2021
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$23,648	$20,778
Weighted average shares	19,825	18,409
Basic earnings per share	$1.19	$1.13
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
The following table summarizes the calculation of diluted earnings per share:

	Year Ended December 31,
	2022	2021
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$23,648	$20,778
Weighted average shares	19,825	18,409
Dilutive shares
Stock options and restricted stock units	101	157
Total dilutive shares	19,926	18,566
Diluted earnings per share	$1.19	$1.12
For the years ended December 31, 2022 and 2021 a total of 449,223 and 234,072 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.
14. Leases
The Company primarily leases manufacturing facilities, distribution centers and office spaces with lease terms expiring through 2031. For the year ended December 31, 2022, the Company recognized the following lease costs in the accompanying consolidated statement of income:

(in thousands)
Operating lease expense	$4,522
Short-term lease expense	311
Variable lease expense	817
Total lease expense	$5,650
For the year ended December 31, 2022, total lease expense included in operating expense and cost of goods sold was $3,446,000 and $1,076,000, respectively. Rent expense for the year ended December 31, 2021 was $1,783,000.
The following table presents supplemental information related to operating leases for the year ended December 31, 2022:

Weighted average remaining lease term	4.27 years
Weighted average discount rate	5.32%
Right-of-use assets obtained in exchange for operating lease liabilities	10,727
Cash paid for amounts included in measurement of lease obligations
Operating cash flows from operating leases	4,481
As of December 31, 2022, future lease payments under operating leases were as follows:

(in thousands)
2023	$5,244
2024	4,097
2025	2,926
2026	3,015
2027	1,149
Thereafter	1,212
Total future lease payments	17,643
Less: imputed interest	(1,509)
Total lease liability balance	$16,134
As of December 31, 2021, approximate future minimum lease obligations prior to the adoption of Topic 842 were as follows:

(in thousands)
2022	$3,055
2023	3,060
2024	1,824
2025	380
2026	374
Thereafter	1,629
$10,322
In September 2020, Global Wells entered into an operating lease with an unrelated party as the landlord. The lease generates monthly rental payments from $58,000 to $61,000 over the lease term of 38 months beginning September 9, 2020. Rental income for the years ended December 31, 2022 and December 31, 2021 were $949,000 and $931,000, respectively. The expected rental income is $611,000 for the year ended December 31, 2023.
15. Related Party Transactions
Keary Global owns 250,004 shares of the Company's common stock as of December 31, 2022, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At December 31, 2022 and 2021, the Company has accounts payable due to Keary Global and Keary International of $4,940,000 and $2,003,000, respectively. Purchases for the years ended December 31, 2022 and 2021 from this related party were $42,978,000 and $37,021,000, respectively.
16. Employee Benefits
The Company maintains a 401(k) plan for employees who meet specific requirements. The Company matches 100% of the employees’ contributions up to 3% of each employee’s salary, 87.5% of the employees’ contributions up to 4% of each employee’s salary, and 80% of the employees’ contributions up to 5% of each employee’s salary. The Company’s portion of the contributions is expensed as incurred with a total expense of $345,000 and $322,000 for the years ended December 31, 2022 and 2021, respectively.
17. Income Taxes
The provision for income taxes for the years ended December 31, 2022 and 2021, respectively, consisted of:

	Year Ended December 31,
	2022	2021
	(in thousands)
Current
Federal	$6,291	$4,504
State	863	1,068
	7,154	5,572
Deferred
Federal	(502)	(576)
State	24	93
	(478)	(483)
Provision for income taxes	$6,676	$5,089
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax assets (liabilities), calculated using effective tax rates is as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Deferred tax assets:
State taxes	$252	$257
Reserves	825	537
Accruals & deferred expenses	66	188
Tenant improvement allowance	—	1,216
R&D credit	43	44
Inventory	1,042	1,196
Government grant	343	311
Stock based compensation	573	267
Capitalized research and development costs	1,043	—
Operating lease liabilities	8,452	—
Total deferred tax assets	12,639	4,016
Deferred tax liabilities:
Fixed assets – depreciation	(10,350)	(9,518)
Investment in Global Wells Investment Group	(172)	(132)
Operating ROU asset	(7,273)	—
Total deferred tax liabilities	(17,795)	(9,650)
Net deferred tax liability	$(5,156)	$(5,634)

Reconciliation of income taxes are as follows from statutory rate of 21% to the effective tax rate for the years ended December 31, 2022 and 2021, respectively:

	December 31, 2022	December 31, 2021
	(in thousands)
Income tax computed at the federal statutory rate	$6,828	$5,780
State taxes, net of federal tax benefits	1,101	1,055
Noncontrolling Interest - Income not subject to tax	(460)	(349)
Government forgiveness of debt	—	(1,050)
Permanent items	31	201
Excess tax benefit from stock based compensation	(89)	(237)
Research and development credit	(455)	(239)
Other	(280)	(72)
Provision for income taxes	$6,676	$5,089
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
The Company remains subject to IRS examination for the 2016 through 2021 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2018 through 2021 tax years. As of December 31, 2022, the Company does not have any unrecognized tax benefit.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of December 31, 2022, based on the available evidence, the Company did not record any valuation allowance.
The Taxpayer Certainty and Disaster Relief Act of 2020 (the "TCJA"), enacted on December 27, 2020, added a temporary exception to the 50% limit on the amount that businesses may deduct for food or beverages. Beginning January 1, 2021, through December 31, 2022, the temporary exception allows a 100% deduction for food or beverages from restaurants. The Company evaluated the impacts and incorporated such impacts into its income tax provision.
As of January 1, 2022, pursuant to the TCJA, research and experimental expenditures incurred in the current period are required to be capitalized and amortized over five or fifteen years, depending on where the research is conducted. The Company has incorporated such impacts into its provision for income taxes for the year ended December 31, 2022.
In August 2022, the Inflation Reduction Act of 2022 (the "Act") was signed into law. The Act, among other things, imposes a nondeductible 1% excise tax on the fair market value of certain stock that is "repurchased" during the taxable year by publicly traded U.S. corporations or acquired by certain of its subsidiaries. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. The Act also imposes a 15% corporate minimum tax on the adjusted financial statement income of large corporations for taxable years beginning after December 31, 2022. We do not expect these tax law changes to have a material impact on our consolidated financial statements; however, we will continue to evaluate their impact.
18. Commitments and Contingencies
The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.

19. Subsequent Events
In January and February 2023, Lollicup made two additional investment payments of $1,300,000 and $1,600,000, respectively, and received a refund of $950,000 in March 2023, pursuant to the JV Agreement as discussed in Note 4 — Joint Venture.
In February 2023, the Company entered into an 88-month lease agreement commencing on April 17, 2023 for a 52,000 square-foot distribution facility in Aurora, Illinois. The term of the lease expires on July 31, 2030 and requires monthly base lease payments ranging from $34,000 to $43,000 after an initial rent abatement period.

In March 2023, the Company amended the Line of Credit, which among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any line of credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, and the information described below in this Item 9A, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective at December 31, 2022, due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting and Auditor Attestation

The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer and effected by its board of directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control -- Integrated Framework (2013 framework). Based on this assessment, management concluded that as of December 31, 2022, its internal control over financial reporting was not effective due to material weaknesses as described below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Control and Plan for Remediation

Management has determined that the Company has the following material weaknesses in its internal control over financial reporting at December 31, 2022:

•Control Environment, Risk Assessment, and Monitoring Activities

Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, including retention of control evidence, and (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for certain management review controls and activity level controls across substantially all financial statement areas.

•Control Activities, and Information and Communication

These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment:

•Management did not design and maintain effective general controls over information systems that support the financial reporting process. Specifically, management did not design and maintain (i) effective logical user access controls, including user access reviews, to ensure appropriate segregation of duties and adequate restrictions of users, including those with privileged access, and (ii) appropriate review and authorization of change management in the systems.

•Management did not design and maintain effective controls over the completeness and accuracy of underlying data used in the operation of certain management review controls and activity level controls across substantially all financial statement areas.

•Management did not design and implement management review controls at a sufficient level of precision to detect a material misstatement across substantially all financial statement areas that include complex and judgmental areas of accounting and disclosure.

•Management did not design and maintain effective activity level controls over balances recorded within revenue and accounts receivable, including controls over (i) the approval of arrangements with customers and pricing changes, and (ii) the approval and matching of sales orders, shipping documents, and sales invoices in the revenue recognition process.

•Management did not design and maintain effective activity level controls over the balances recorded within inventory and cost of sales, including controls over (i) the year-end physical inventory counts and inventory count variances, and (ii) inventory costing and bill of material analysis.

•Management did not design and maintain effective activity level controls over the procurement process, including controls over (i) vendor master file changes, (ii) the approval and matching of purchase orders, invoices, and receiving documents, and (iii) authorization of vendor payments.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

In response to the material weaknesses noted above, the Company's management began to take actions to remediate the identified material weaknesses in internal control over financial reporting. As part of management's remediation plan, certain efforts were put into place and underway prior to December 31, 2022. All new and revised controls that management started to implement towards the end of 2022 as part of the remediation plan require a period of seasoning to allow for a sufficient operating effectiveness testing sample. Management plans to build on and continue such efforts going into the next fiscal year in order to successfully remediate the identified material weaknesses.

The following remedial actions were taken during 2022 to remediate the material weaknesses in internal control over financial reporting:

•Increased the number of personnel with the appropriate level of knowledge related to accounting transactions, accounting matters, and relevant systems, including the addition of a Chief Financial Officer and Controller.

•Engaged a third-party service provider to assist management with the design and implementation of internal controls.

•Started an initial risk assessment based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to identify internal controls over financial reporting ("ICFR") risks and control objectives

•With the assistance from the third-party service provider, and under the supervision of the Company's Audit Committee, Chief Executive Officer and Chief Financial Officer, started the design and implementation of significant process transaction flows and key controls in the Company's business processes, including revenue, inventory, income taxes, and overall IT environment. As discussed above, all new processes and controls were in the seasoning period as of December 31, 2022.

•Management started to adopt a process to identify and assess the Company's disclosure controls and procedures, including the preparation and review of presentation and disclosure requirement checklists.

Additionally, management is in the process of implementing the below changes to the Company's processes to improve its internal control over financial reporting:

•Evaluate the Company's needs for additional personnel and add, as needed, additional headcount primarily within the accounting and information technology departments. Management will onboard individuals with the appropriate education, experience, certifications, and training. The hiring of new employees is expected to create and ensure proper reporting lines and segregation of duties, while also providing additional oversight and structure to the organization.

•Continue to update the risk assessment, objectives, processes and control design and documentation, including such design and documentation as related to the completeness and accuracy of underlying data and a sufficient precision level in management review controls to detect material misstatement across all financial statement areas.

•Improve the process of retaining evidence of sales arrangements with customers including adopting a required retention period for applicable customer purchase orders. Management is in the process of holding additional training for warehouse employees to appropriately perform and document the three-way match between sales orders, shipping documents, and sales invoices.

•Update and enhance the standard operating procedures of both periodic and year-end physical counts to ensure all inventory items are counted at all warehouses in a consistent manner. Management is also in the process of continuing to enforce the newly-implemented controls requiring inventory adjustments to be reviewed and approved by the appropriate level of management and to be appropriately recorded and inventory costing analysis to be appropriately reviewed.

•Continue to enforce the newly adopted Company-wide approval matrix that establishes clear guidelines on authority levels for all types of cash disbursement transactions. Management is in the process of reviewing user access and establishing appropriate reporting lines within the accounts payable department to ensure proper segregation of duties for and performance of controls and procedures including vendor master file changes and the three-way match between purchase orders, receiving documents, and vendor invoices.

•Enhance training programs for personnel that provide key information and perform key roles associated with ICFR. Management plans to design such training programs in order to improve the level of understanding of the design and proper implementation of controls by the control owners and to instruct such individuals on appropriate level of documentation practices for evidencing review, especially over the completeness and accuracy of underlying data and the precision level used in the review.

•Continue to enhance policies and procedures to improve Information Technology General Controls and the Company's overall IT environment. Examples of some of management's planned efforts include:

◦Adopt the policy and procedure to regularly perform a thorough review of user's access rights relating to the Company's significant information technology systems.
◦Maintain and monitor restrictions to user access where needed to allow for appropriate segregation of duties, and
◦Maintain and enforce procedures and controls around system development and change management.

Management is committed to remediating the material weaknesses in a timely fashion and to making continuous improvements to the Company's internal control over financial reporting. Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that they had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Changes in Internal Control Over Financial Reporting

Other than the matters set forth above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

ITEM 9B. OTHER INFORMATION
On March 14, 2023, the Company amended the Line of Credit, which among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any line of credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders. Our Proxy Statement for the 2023 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated into this report by this reference.

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
3.1
Certificate of Incorporation of Karat Packaging Inc. (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

3.2
Bylaws of Karat Packaging Inc. (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

4.1
Form of Common Stock Certificate (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

4.2*	Description of Registrant's Securities
10.1+
Karat Packaging Inc. 2019 Stock Incentive Plan (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.2+
Form of Restricted Stock Unit Award Agreement Pursuant to the Karat Packaging Inc. 2019 Stock Incentive Plan (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.3+
Form of Karat Packaging Inc. 2019 Stock Incentive Plan Stock Option Agreement (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.4
Amended and Restated Lease Agreement, by and between the Company and Global Wells Investment Group LLC for the Texas facility (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.5
Standard Industrial/Commercial Single-Tenant Lease-Gross, dated February 6, 2013, by and between First Industrial, LP, a Delaware limited partnership and Lollicup USA Inc. (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.6
First Amendment to Standard Industrial/Commercial Single-Tenant Lease-Gross, dated November 14, 2018, by and between First Industrial, LP, a Delaware limited partnership and Lollicup USA Inc. (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.7
Lease Agreement dated July 16, 2020, by and between Lollicup USA Inc. and Global Wells Investment Group LLC for the New Jersey facility (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.8
Share Exchange Agreement and Plan of Reorganization, dated as of September 27, 2018, entered into by the Company, Lollicup USA Inc., and each of Alan Yu, Marvin Cheng, Karat Global Group, LTD. (now known as Keary Global Group, LTD.) and Plutus Investment Holding Company (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.9
Assignment and Assumption of Grants, by and between Lollicup USA Inc. and Global Wells Investment Group LLC effective as of July 1, 2018 (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.10
Form of Indemnification Agreement (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021.

10.11
Purchase and Sale Agreement dated April 9, 2019 by and between Global Wells Investment Group LLC and Atosa Catering Equipment, Inc. (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.12
Business Loan Agreement dated February 23, 2018 by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.13
Business Loan Agreement dated March 17, 2020 by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.14
Note dated April 16, 2020 by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.15
Commercial Security Agreement dated June 30, 2020 by and between Global Wells Investment Group LLC and Hanmi Bank (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.16+
Form of Employment Agreement by and between the Company and Alan Yu (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.17+
Form of Employment Agreement by and between the Company and Marvin Cheng (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.18+
Form of Employment Agreement by and between the Company and Joanne Wang (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.20
Business Loan Agreement dated October 6, 2021 by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.20 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2022).

10.21+
Employment Agreement, dated February 1, 2022, by and between the Company and Jian Guo (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2022).

10.22
Agreement, dated April 6, 2022, by and between Lollicup USA Inc. and Happiness Moon Co., Ltd. (English Translation) (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed on April 7, 2022)

10.23
Business Loan Agreement between Global Wells Investment Group LLC and East West Bank, dated June 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2022).

10.24
Interest Rate Swap Termination Agreement, dated June 10, 2022, by and between Global Wells Investment Group LLC and East West Bank (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2022).

10.25
Change In Terms Agreement, dated August 18, 2022, by and between Lollicup USA Inc and Hanmi Bank (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2022).

10.26*	Change In Terms Agreement, dated March 14, 2023, by and between Lollicup USA Inc and Hanmi Bank
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2022).
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document.
101.SCG*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith. + Indicates management compensatory agreement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 16, 2023	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Yu	Chairman and Chief Executive Officer	March 16, 2023
Alan Yu	(Principal Executive Officer)

/s/ Jian Guo	Chief Financial Officer	March 16, 2023
Jian Guo	(Principal Financial Officer and Principal Accounting Officer

/s/ Joanne Wang	Director and Chief Operating Officer	March 16, 2023
Joanne Wang

/s/ Eric Chen	Director	March 16, 2023
Eric Chen

/s/ Paul Chen	Director	March 16, 2023
Paul Chen

/s/ Eve Yen	Director	March 16, 2023
Eve Yen