Form 10-Q
period 2023-03-31
Karat Packaging Inc.
filed 2023-05-10
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on May 4, 2023 was 19,887,457 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents (including $14,411 and $2,022 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively)	$23,225	$16,041
Short-term investments	10,000	—
Accounts receivable, net of allowance for doubtful accounts of $451 and $1,260 at March 31, 2023 and December 31, 2022, respectively (including $12 and $6 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively)	32,973	29,912
Inventories	70,909	71,206
Prepaid expenses and other current assets (including $136 and $191 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively)	4,448	6,641
Total current assets	141,555	123,800
Property and equipment, net (including $45,095 and $45,399 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively)	99,416	95,568
Deposits	11,700	12,413
Goodwill	3,510	3,510
Intangible assets, net	347	353
Operating right-of-use assets	14,716	15,713
Other assets (including $73 and $38 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively)	2,036	818
Total assets	$273,280	$252,175
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $2 associated with variable interest entity at both March 31, 2023 and December 31, 2022)	$17,740	$18,559
Accrued expenses (including $210 and $625 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively)	7,878	9,005
Related party payable	9,907	4,940
Income taxes payable	1,782	—
Customer deposits (including $182 and $165 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively)	955	1,281
Long-term debt, current portion (including $962 and $957 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively)	962	957
Operating lease liabilities, current portion	4,506	4,511
Other payables	452	—
Total current liabilities	44,182	39,253

	March 31, 2023	December 31, 2021
Deferred tax liability	5,156	5,156
Long-term debt, net of current portion and debt discount of $202 and $216 at March 31, 2023 and December 31, 2022, respectively (including $49,325 and $41,558 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively, and debt discount of $202 and $216 associated with variable interest entity at March 31, 2023 and December 31, 2022, respectively)	49,325	41,558
Operating lease liabilities, net of current portion	10,561	11,623
Other liabilities (including $1,302 associated with variable interest entity at both March 31, 2023 and December 31, 2022)	2,674	2,652
Total liabilities	111,898	100,242
Commitments and Contingencies (Note 16)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, at both March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,910,457 and 19,887,457 shares issued and outstanding, respectively, as of March 31, 2023 and 19,908,005 and 19,885,005 shares issued and outstanding, respectively, as of December 31, 2022	20	20
Additional paid in capital	86,055	85,792
Treasury stock, $0.001 par value, 23,000 shares at both March 31, 2023 and December 31, 2022	(248)	(248)
Retained earnings	65,123	56,118
Total Karat Packaging Inc. stockholders’ equity	150,950	141,682
Noncontrolling interest	10,432	10,251
Total stockholders’ equity	161,382	151,933
Total liabilities and stockholders’ equity	$273,280	$252,175
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$95,801	$105,413
Cost of goods sold	57,657	71,124
Gross profit	38,144	34,289
Operating expenses:
Selling expenses	8,701	9,337
General and administrative expenses (including $671 and $629 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	16,711	15,461
Total operating expenses	25,412	24,798
Operating income	12,732	9,491
Other income (expenses)
Rental income (including $247 and $238 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	247	238
Other expense, net	(208)	(82)
(Loss) gain on foreign currency transactions	(427)	133
Interest income (including $16 and $1,313 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	67	1,313
Interest expense (including $406 and $448 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	(407)	(473)
Total other (expense) income, net	(728)	1,129
Income before provision for income taxes	12,004	10,620
Provision for income taxes	2,818	2,677
Net income	9,186	7,943
Net income attributable to noncontrolling interest	181	1,276
Net income attributable to Karat Packaging Inc.	$9,005	$6,667
Basic and diluted earnings per share:
Basic	$0.45	$0.34
Diluted	$0.45	$0.34
Weighted average common shares outstanding, basic	19,886,585	19,807,584
Weighted average common shares outstanding, diluted	19,939,923	19,901,384
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	19,827,417	$20	(23,000)	$(248)	$83,694	$39,434	$122,900	$9,125	$132,025
Stock-based compensation	—	—	—	—	611	—	611	—	611
Exercise of common stock options	5,000	—	—	—	51	—	51	—	51
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(387)	(387)
Net income	—	—	—	—	—	6,667	6,667	1,276	7,943
Balance, March 31, 2022	19,832,417	$20	(23,000)	$(248)	$84,356	$46,101	$130,229	$10,014	$140,243

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	19,908,005	$20	(23,000)	$(248)	$85,792	$56,118	$141,682	$10,251	$151,933
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	2,452	—	—	—	$(14)	—	$(14)	—	$(14)
Stock-based compensation	—	—	—	—	277	—	277	—	277
Net income	—	—	—	—	—	9,005	9,005	181	9,186
Balance, March 31, 2023	19,910,457	$20	(23,000)	$(248)	$86,055	$65,123	$150,950	$10,432	$161,382
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$9,186	$7,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (including $304 and $303 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	2,633	2,584
Adjustments to allowance for doubtful accounts	(652)	500
Adjustments to inventory reserve	288	476
Write-off of inventory	216	—
Loss on disposal of fixed assets	82	—
Change in fair value of interest rate swap (including $0 and $1,313 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	—	(1,313)
Amortization of loan fees (including $16 and $9 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	17	9
Stock-based compensation	277	611
Amortization of operating right-of-use assets	997	650
(Increase) decrease in operating assets
Accounts receivable (including $7 and $18 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	(2,409)	(11,061)
Inventories	(207)	(19,341)
Prepaid expenses and other current assets (including $52 and $108 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	1,023	(895)
Other assets (including $88 and $122 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	9	88
Increase (decrease) in operating liabilities
Accounts payable (including $1 and $390 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	(1,978)	5,526
Accrued expenses (including $415 and $136 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	(1,127)	547
Related party payable	4,967	(743)
Income taxes payable	1,782	1,892
Customer deposits (including $17 and $7 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	(326)	233
Operating lease liability	(1,067)	(667)
Other liabilities	22	—
Other payables	452	1,534
Net cash provided by (used in) operating activities	$14,185	$(11,427)

	Three Months Ended March 31,
	2023	2022
Cash flows from investing activities
Purchases of property and equipment	(1,042)	(824)
Proceeds from disposal of property and equipment	25	—
Deposits paid for joint venture investment	(2,900)	—
Deposits refunded from joint venture investment	950	—
Deposits paid for property and equipment	(1,718)	(3,971)
Purchase of short-term investments	(10,000)	—
Net cash used in investing activities	$(14,685)	$(4,795)
Cash flows from financing activities
Proceeds from line of credit	—	10,200
Proceeds from long-term debt (including $8,000 and $6,885 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	8,000	6,885
Payments for lender fees	(61)	—
Payments on long-term debt (including $241 and $267 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	(241)	(267)
Tax withholding on vesting of restricted stock units (including $0 and $310 associated with variable interest entity for the three months ended March 31, 2023 and 2022, respectively)	(14)	—
Proceeds from exercise of common stock options	—	51
Payments of noncontrolling interest tax withholding	—	(310)
Net cash provided by financing activities	$7,684	$16,559
Net increase in cash and cash equivalents	7,184	337
Cash and cash equivalents
Beginning of period	$16,041	$6,483
End of period	$23,225	$6,820
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$4,381	$416
Non-cash purchases of property and equipment	$1,159	$—
Supplemental disclosures of cash flow information:
Cash paid for income tax	$—	$200
Cash paid for interest	$421	$440
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
2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023.
The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, as included in our Annual Report on Form 10-K filed on March 16, 2023.
Principles of Consolidation: The condensed consolidated financial statements include the accounts of Karat Packaging and its wholly-owned and controlled operating subsidiaries, Lollicup, Lollicup Franchising, LLC (“Lollicup Franchising”) and Global Wells, a variable interest entity wherein the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
Variable Interest Entities: In 2017, Lollicup along with three other unrelated parties formed Global Wells. Lollicup has a 13.5% ownership interest and a 25% voting interest in Global Wells, which is located in Rockwall, Texas. The purpose of this entity is to own, construct, and manage warehouses and manufacturing facilities. Global Wells’ operating agreement may require its members to make additional contributions upon the unanimous decision of the members or when the cash in Global Wells’ bank account falls below $50,000. In the event that a member is unable to make an additional capital contribution, the other members will be required to make contributions to offset the amount that member cannot contribute, up to $25,000.
In 2018, Lollicup entered into an operating lease with Global Wells for a facility in Rockwall, Texas. Upon the execution of this lease, it was determined that Lollicup holds current and potential rights that give it the power to direct activities of Global Wells that most significantly impact Global Wells’ economic performance, receive significant benefits, or the obligation to absorb potentially significant losses, resulting in Lollicup having a controlling financial interest in

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Global Wells. As a result, Lollicup was deemed to be the primary beneficiary of Global Wells and has consolidated Global Wells under the risk and reward model of ASC Topic 810, Consolidations.
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells. See Note 9 — Long Term Debt for a description of the two term loans that Global Wells had with financial institutions as of March 31, 2023.
Noncontrolling Interests: The Company consolidates its variable interest entity, Global Wells, in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in Global Wells. The Company recognizes noncontrolling interests as equity in the condensed consolidated financial statements separate from the Company’s stockholders’ equity. The amount of net income attributable to noncontrolling interests is disclosed in the condensed consolidated statements of income. Tax payments made by the Company on behalf of the noncontrolling interests are deducted from their equity balances, as shown in the condensed consolidated statements of stockholders’ equity.
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
Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•At March 31, 2023, the Company had money market accounts and short-term investments classified as Level 1 within the fair value hierarchy. The short-term investments comprise of two certificates of deposits with an original maturity of 6 months and are reported at their carrying value as current assets on the condensed consolidated balance sheet. The carrying value of these short-term investments approximates fair value as they were purchased near or on March 31, 2023. At December 31, 2022, the Company had money market accounts classified as Level 1 within the fair value hierarchy, and reported as current assets on the condensed consolidated balance sheet.
The following table summarizes the Company’s fair value measurements by level at March 31, 2023:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$10,906	$—	$—
Short-term investments	10,000	—	—
Fair value, March 31, 2023	$20,906	$—	$—
The following table summarize the Company’s fair value measurements by level at December 31, 2022:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$10,609	$—	$—
Fair value, December 31, 2022	$10,609	$—	$—

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued and other liabilities and other payables at March 31, 2023 and December 31, 2022, approximated fair value

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
because of the short maturity of these instruments. The carrying amount of the Company's Line of Credit approximates fair value because the interest rate is variable in nature. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	March 31, 2023
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$22,014	$20,130
2027 Term Loan	28,475	28,121
	$50,489	$48,251

	December 31, 2022
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$22,168	$20,115
2027 Term Loan	20,563	18,918
	$42,731	$39,033
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which adds to U.S. GAAP an impairment model known as the current expected credit loss (CECL) model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The FASB subsequently issued ASU 2019-10 (Topic 326), “Financial Instruments-Credit Losses: Effective Dates” which amends the effective date for SEC filers that are eligible to be ‘smaller reporting companies’, non-SEC filers and all other companies, including not-for-profit companies and employee benefit plans. The Company adopted this new standard using the modified retrospective adoption method beginning with its first quarter in 2023. The application of this new standard did not have a material impact on its consolidated financial statements.
3. Goodwill
The following table summarizes the activity in the Company's goodwill from December 31, 2022 to March 31, 2023:

(in thousands)
Balance at December 31, 2022	$3,510
Goodwill acquired	—
Balance at March 31, 2023	$3,510
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lollicup invested a total of $5,952,000 pursuant to the JV Agreement as of March 31, 2023, which is included in deposits in the accompanying condensed consolidated balance sheet. As of March 31, 2023, the incorporation and registration of Bio Earth had not been completed.
See Note 17 — Subsequent Events for updates related to the investment subsequent to March 31, 2023.
5. Inventories
Inventories consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Raw materials	$16,858	$18,061
Semi-finished goods	1,978	1,850
Finished goods	53,110	52,044
Subtotal	71,946	71,955
Less inventory reserve	(1,037)	(749)
Total inventories	$70,909	$71,206
6. Property and Equipment

	March 31, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$73,805	$70,234
Leasehold improvements	19,070	19,063
Vehicles	6,902	6,725
Furniture and fixtures	1,044	1,016
Building	38,503	36,599
Land	11,907	11,907
Computer hardware and software	593	593
	151,824	146,137
Less: accumulated depreciation and amortization	(52,408)	(50,569)
Total property and equipment, net	$99,416	$95,568
Depreciation and amortization expense on property and equipment was $2,626,000 and $2,577,000 for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.
7. Line of Credit
Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the “Loan Agreement”), the Company has a line of credit with a maximum borrowing capacity of $40,000,000 (the “Line of Credit”) secured by the Company’s assets. The Line of Credit also includes a standby letter of credit sublimit, which was amended and increased to $2,000,000 on August 18, 2022. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. The Company is required to comply with certain financial covenants, including a minimum current ratio, minimum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and a minimum fixed charge coverage ratio.
On March 14, 2023, the Company amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%.
As of March 31, 2023, the maximum remaining amount that could be borrowed under the Line of Credit was $38,864,000. The Company had $0 of borrowings outstanding under the Line of Credit as of both March 31, 2023 and

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022. The amount issued under the standby letter of credit was $1,136,000 and $1,070,000 as of March 31, 2023 and 2022, respectively. As of both March 31, 2023 and December 31, 2022, the Company was in compliance with the financial covenants under the Line of Credit.
8. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued miscellaneous expenses	$2,200	$2,094
Accrued interest	80	108
Accrued payroll	1,183	1,586
Accrued vacation and sick pay	786	543
Accrued shipping expenses	1,819	1,918
Accrued professional services fees	500	600
Accrued property tax	300	1,164
Accrued sale taxes and use taxes	1,010	992
Total accrued expenses	$7,878	$9,005
9. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
The 2026 Term Loan, with an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which the Company exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
	$22,014	$22,168
The 2027 Term Loan, with an initial balance of $20,700,000 and an option to request for additional advances up to a maximum of $8,000,000 through June 30, 2023, which the Company exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $104,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt coverage ratio.
	$28,475	$20,563
Long-term debt	50,489	42,731
Less: unamortized loan fees	(202)	(216)
Less: current portion	(962)	(957)
Long-term debt, net of current portion	$49,325	$41,558
At March 31, 2023, future maturities are:

(in thousands)
2023 (remainder)	$715
2024	990
2025	1,040
2026	20,653
2027	27,091
$50,489

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The 2027 Loan was a refinance from a previous $21,580,000 term loan in June 2022, and was accounted for as a debt modification. The Company was in compliance with all of its financial covenants as of both March 31, 2023 and December 31, 2022.
10. Interest Rate Swap
As of March 31, 2022, Global Wells had a ten-year floating-to-fixed interest rate swap, which was subsequently terminated in June 2022. This interest rate swap had a notional value of $21,580,000 as of the effective date of June 13, 2019, and was based on the prime rate versus a 5.0% fixed rate. For the three months ended March 31, 2023 and 2022, Global Wells recognized $0 and $1,312,000 as interest income related to change in fair value of this interest rate swap, respectively.
11. Stock-Based Compensation
In January 2019, the Company’s Board of Directors adopted the 2019 Stock Incentive Plan (the “Plan”). A total of 2,000,000 shares of common stock were authorized and reserved for issuance under the Plan in the form of incentive or nonqualified stock options and stock awards. A compensation committee appointed by the Board of Directors of the Company determines the terms and conditions of each grant under the Plan. Employees, directors, and consultants are eligible to receive stock options and stock awards under the Plan. The aggregate number of shares available under the Plan and the number of shares subject to outstanding options may be increased or decreased by the Plan administrator to reflect any changes in the outstanding common stock by reason of any recapitalization, reorganization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock or similar transaction.
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

As of March 31, 2023, a total of 1,322,350 shares of common stock were available for further award grants under the Plan. For the three months ended March 31, 2023 and 2022, the Company recognized a total of $277,000 and $611,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally three (3) years for both the restricted stock units and stock options.
Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended March 31, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	420,000	$18.58	8.8	$—
Outstanding at March 31, 2023	420,000	$18.58	8.6	$—
Expected to vest at March 31, 2023	420,000	$18.58	8.6	$—
Exercisable at March 31, 2023	140,000	18.58	8.6	$—
There were no stock options granted during the three months ended March 31, 2023. At March 31, 2023, total remaining stock-based compensation cost for unvested stock options under the Plan was approximately $619,000. The cost is expected to be recognized over a weighted-average period of 1.2 years.
The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on March 31, 2023, multiplied by the number of shares per each option.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company issued restricted stock units to its employees. The following table summarizes the unvested restricted stock units for the three months ended March 31, 2023:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	82,146	11.47
Vested	(3,750)	16.53
Unvested at March 31, 2023	78,396	11.23
At March 31, 2023, total remaining stock-based compensation cost for unvested restricted stock units was approximately $223,000. The cost is expected to be recognized over a weighted-average period of 0.7 years.
12. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$9,005	$6,667
Weighted average shares	19,887	19,808
Basic earnings per share	$0.45	$0.34
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
The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$9,005	$6,667
Weighted average shares	19,887	19,808
Dilutive shares
Stock options and restricted stock units	53	93
Total dilutive shares	19,940	19,901
Diluted earnings per share	$0.45	$0.34
For the three months ended March 31, 2023 and 2022, a total of 434,000 and 474,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Leases
The Company primarily leases manufacturing facilities, distribution centers and office spaces with lease terms expiring through 2031. For the three months ended March 31, 2023, the Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

(in thousands)
Operating lease expense	$1,333
Short-term lease expense	$13
Variable lease expense	$247
Total lease expense	$1,593
For the three months ended March 31, 2023, total lease expense included in operating expense, and cost of goods sold was $1,365,000, and $228,000 respectively. For the three months ended March 31, 2022, total lease expense included in operating expense and cost of goods sold was $644,000 and $260,000, respectively.
The following table presents supplemental information related to operating leases for the three months ended March 31, 2023:

Weighted average remaining lease term	4.12
Weighted average discount rate	5.4%
Cash paid for amounts included in measurement of lease obligations
Operating cash flows from operating leases	1,363
As of March 31, 2023, future lease payments under operating leases were as follows:

(in thousands)
2023 (remainder)	$3,876
2024	4,287
2025	2,926
2026	3,015
2027	1,415
Thereafter	1,212
Total future lease payments	16,731
Less: imputed interest	1,664
Total lease liability balance	15,067
In September 2020, Global Wells entered into an operating lease with an unrelated party as the landlord. The lease generates monthly rental payments from $58,000 to $61,000 over the lease term of 38 months beginning September 9, 2020. Rental income for the three months ended March 31, 2023 and 2022 were $247,000 and $238,000, respectively. The expected rental income is $367,000 for the remainder of the year ended December 31, 2023.
14. Related Party Transactions
Keary Global Ltd. ("Keary Global") owns 250,004 shares of the Company's common stock as of March 31, 2023, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At March 31, 2023 and December 31, 2022, the Company has accounts payable due to Keary Global and Keary International of $9,907,285 and $4,940,000, respectively. Purchases for the three months ended March 31, 2023 and 2022 from this related party were $11,406,786 and $11,926,000, respectively.
See Note 17 — Subsequent Events for transaction entered into with Keary Global subsequent to March 31, 2023.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. Income Taxes
For the three months ended March 31, 2023 and 2022, the Company's income tax expense was $2,818,000 and $2,677,000, with effective tax rate of 23.5% and 25.2%, respectively. For both the three months ended March 31, 2023 and 2022, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes.
In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of March 31, 2023, based on the available evidence, the Company did not record any valuation allowance.
The Company remains subject to IRS examination for the 2017 through 2022 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2018 through 2021 tax years. As of March 31, 2023, and December 31, 2022, the Company did not have any unrecognized tax benefit.
In August 2022, the Inflation Reduction Act of 2022 (the "Act") was signed into law. The Act, among other things, imposes a nondeductible 1% excise tax on the fair market value of certain stock that is "repurchased" during the taxable year by publicly traded U.S. corporations or acquired by certain of its subsidiaries. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. The Act also imposes a 15% corporate minimum tax on the adjusted financial statement income of large corporations for taxable years beginning after December 31, 2022. We do not expect these tax law changes to have a material impact on our condensed consolidated financial statements; however, we will continue to evaluate their impact.
16. Commitments and Contingencies
The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.
17. Subsequent Events
In April 2023, the Company entered into an 62-month lease agreement commencing on June 1, 2023 for a 83,000 square-foot distribution facility in Houston, Texas. The term of the lease expires on August 1, 2028 and requires monthly base lease payments ranging from $45,000 to $54,000 after an initial rent abatement period.

In April 2023, the Company determined that certain of its manufacturing machines met the criteria for assets held for sale subsequent to March 31, 2023. Such machines were used in the Company's Chino, California facility through April 2023. Property and equipment had a total net book value of $864,000, associated inventory had a value of $194,000. Assets are being disposed of in June 2023 with an estimated sales price of $400,000 which will yield an impairment of $858,000 during the second quarter of 2023.
On May 8, 2023, the Company's Board of Directors declared a special cash dividend of $0.35 per share of common stock, which will be paid on or around May 31, 2023 to shareholders of record at the close of business on May 23, 2023.
On May 8, 2023, Lollicup entered into a share transfer agreement (the “Share Transfer Agreement”) to sell all of its equity interest in Bio Earth to Keary Global for a total consideration of approximately $6,038,000 (the “Share Transfer”), representing the original investments totaling $6,000,000 made under the JV Agreement and interest accruing at 5% per annum totaling approximately $38,000. Keary Global and its affiliate, Keary International are both owned or controlled by Jeff Yu, brother of our Chief Executive Officer, Alan Yu. The transaction is expected to close within three months upon receipt of Taiwanese regulatory approval of the Share Transfer.
Concurrent with the Share Transfer Agreement on May 8, 2023, the Company entered into an Agreement with Keary Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the Share Transfer.

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

•our ability to attract and retain skilled personnel and senior management; and

•other risks and uncertainties described in “Risk Factors" as set forth in Item I, Part 1A, “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the "SEC") on March 16, 2023 (the "2022 Form 10-K").

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

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

Overview
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
2023 Business Highlights and Trends
•We recorded net sales of $95.8 million for the three months ended March 31, 2023.
•We continued to drive significant margin expansion, achieving a record gross margin of 39.8% for the three months ended March 31, 2023, a 730 basis points increase from the three months ended March 31, 2022.
•We recorded net income of $9.2 million for the three months ended March 31, 2023, an increase of 15.6% compared to three months ended March 31, 2022.
•We generated net cash provided by operating activities of $14.2 million for the three months ended March 31, 2023 compared to net cash used in operating activities of $11.4 million for the three months ended March 31, 2022.
•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $15.3 million for the three months ended March 31, 2023, representing an increase of $2.3 million, or 17.6% compared the three months ended March 31, 2022.
•We had financial liquidity of $62.1 million and additional short-term investments of $10.0 million as of March 31, 2023, and declared a special dividend of $0.35 per share on our common stock on May 8, 2023.
Trends in Our Business
The following trends have contributed to the results of our operations, and we anticipate that they will continue to affect our future results:
•There is a growing trend towards at home dining and mobility-oriented e-commerce, food delivery and take-out dining. We believe this trend will continue to have a positive impact on our results of operations, as more of our customers will require packaging and containers to meet the demands of their increased food delivery and take-out dining consumers.
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
•Supplier chain effectiveness could have a long-lasting impact on our operations and financial results. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to manage our global supply chain effectively, including the accurate forecast of demand, the successful procurement of raw materials and products and the effective management of our inventory, production and distribution.
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

There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our 2022 Form 10-K.
Results of Operations
Three months ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net sales	$95,801	$105,413
Cost of goods sold	57,657	71,124
Gross profit	38,144	34,289
Operating expenses	25,412	24,798
Operating income	12,732	9,491
Other (expense) income, net	(728)	1,129
Provision for income taxes	2,818	2,677
Net income	$9,186	$7,943
Net sales
Net sales were $95.8 million for the three months ended March 31, 2023 compared to $105.4 million for the three months ended March 31, 2022, a decrease of $9.6 million, or 9%. This decrease is primarily made up of $2.4 million from pricing reductions as we actively passed on savings from ocean freight and raw materials costs to customers, $5.0 million from the decrease in volume and change in product mix, and $2.2 million from lower logistic services and shipping revenue.

Cost of goods sold
Cost of goods sold was $57.7 million for the three months ended March 31, 2023 compared to $71.1 million for the three months ended March 31, 2022, a decrease of $13.5 million, or 19%. The decrease was primarily due to a reduction of $9.5 million in freight and duty costs to acquire inventory from overseas, as ocean freight rates continually fell throughout the second half of 2022 and into 2023, and a decrease of $4.0 million in product costs due to lower sales in the current period combined with reduced pricing on certain raw materials used in production as well as some imported finished goods.
Gross profit

Gross profit was $38.1 million for the three months ended March 31, 2023 compared to $34.3 million for the three months ended March 31, 2022, an increase of $3.9 million, or 11%. Gross margin was 39.8% for the three months ended March 31, 2023 compared to 32.5% for the three months ended March 31, 2022. The margin expansion resulted primarily from a significant decrease in ocean freight costs, which as a percentage of net sales was 5.9% during the three months ended March 31, 2023, down from 14.4% during the three months ended March 31, 2022. Despite the price reductions to pass on cost savings to customers and the unfavorable foreign currency exchange rate impact from the weakening of the United States Dollar against Taiwan New Dollar, gross margin also benefited from our efforts to increase import while scaling back manufacturing in high cost states such as California, shift towards high margin items such as eco-friendly products, reduce certain raw material costs and improve operating efficiencies.
Operating expenses

Operating expenses were $25.4 million for the three months ended March 31, 2023 compared to $24.8 million for the three months ended March 31, 2022, an increase of $0.6 million, or 2%. The increase was primarily due to an increase of $1.2 million in payroll-related costs due to workforce expansion, an increase of $0.5 million in rental expense primarily due to additional properties leased in May 2022, an increase of $0.8 million in marketing expense as we increase online marketing efforts to support online sales growth. These increases were partially offset by a decrease of $1.2 million in shipping and transportation costs to transfer inventory between our warehouses and to deliver products to our customers due to the decrease in shipping rates and a decrease of $0.7 million in bad debt expense.

Operating income

Operating income was $12.7 million for the three months ended March 31, 2023 compared to $9.5 million for the three months ended March 31, 2022, an increase of $3.2 million, or 34%. The increase was primarily due to an increase in gross profit of $3.9 million partially offset by an increase in operating expenses of $0.6 million, as discussed above.
Other income, net

Other expense, net was $0.7 million for the three months ended March 31, 2023 compared to other income, net of $1.1 million for the three months ended March 31, 2022. The $0.7 million other expense, net for the three months ended March 31, 2023 consisted primarily of a loss on foreign currency transactions of $0.4 million, interest expense on the term loans of $0.4 million, partially offset by rental income of $0.2 million. The $1.1 million other income, net for the three months ended March 31, 2022 consisted primarily of interest income of $1.3 million due to the change in fair value of an interest rate swap, and rental income of $0.2 million, partially offset by interest expense incurred primarily on the line of credit and term loans totaling $0.5 million.
Provision for income taxes
Provision for income taxes was $2.8 million for the three months ended March 31, 2023 compared to $2.7 million for the three months ended March 31, 2022, an increase of $0.1 million, or 5%. The Company’s effective tax rate was 23.5% for the three months ended March 31, 2023 compared to 25.2% for the three months ended March 31, 2022 primarily due to the change in the non-taxable non-controlling interest income.
Net income
Net income was $9.2 million for the three months ended March 31, 2023 compared to $7.9 million for the three months ended March 31, 2022, an increase of $1.2 million, or 16%. The increase was primarily driven by an increase in operating income of $3.2 million, partially offset by a decrease in other income, net of $1.9 million and an increase in the provision for income taxes of approximately $0.1 million, as discussed above.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure is calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation expense. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin (unaudited)	2023		2022
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$9,186	9.6%	$7,943	7.5%
Add (deduct):
Interest income	(67)	(0.1)	(1,313)	(1.2)
Interest expense	407	0.4	473	0.4
Provision for income taxes	2,818	2.9	2,677	2.5
Depreciation and amortization	2,633	2.8	2,584	2.5
Stock-based compensation expense	277	0.3	611	0.6
Adjusted EBITDA	$15,254	15.9%	$12,975	12.3%
Liquidity and Capital Resources
Sources and Uses of Funds
Our primary sources of liquidity are cash provided by operations, borrowings under our line of credit with the Hanmi Bank (the “Line of Credit”), and promissory notes. On an annual basis, we have typically generated positive cash flows from operations. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to navigate challenging macro environment at times.
As described in Note 7 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 14, 2023, we amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%. As of March 31, 2023, the amount issued under the standby letter of credit was $1.1 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $38.9 million.
As described in Note 9 — Long-Term Debt to the condensed consolidated financial statements, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan had an initial balance of $20.7 million and an option to request for additional advances up to a maximum of $8.0 million through June 2023, which we exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. Proceeds from the 2027 Term Loan were used to pay down an existing term loan with the same lender, which was set to mature in May 2029 with interest accruing at prime rate less 0.25%, and had an outstanding balance of $20.6 million as of the repayment date.
Additionally, as of March 31, 2023, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of March 31, 2023, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of March 31, 2023, we had $0.0 million in outstanding balance on the Line of Credit, $28.5 million in outstanding balance under the 2027 Term Loan, and $22.0 million in outstanding balance under the 2026 Term Loan.
As described in Note 4 — Joint Venture in the Notes to the condensed consolidated financial statements, our joint venture agreement (the "JV Agreement") to establish a new corporation, Bio Earth, to build a factory in Taiwan required significant investment. As of March 31, 2023, we made net payments totaling $6.0 million as stipulated in the JV Agreement. As described in Note 17 — Subsequent Events in the Notes to the condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, on May 8, 2023, we entered into a share transfer agreement to sell all of our equity interest in Bio Earth to Keary Global for a total consideration of $6.0 million, representing the original investments totaling $6.0 million and interest accruing at 5% per annum totaling $38,000. The transaction is expected to close within three months upon receipt of Taiwanese regulatory approval.
Concurrent with the share transfer agreement on May 8, 2023, the Company entered into an Agreement with Keary Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the share transfer.
Additionally, as described in Note 17 — Subsequent Events in the Notes to the condensed consolidated financial statements, on May 8, 2023 our Board of Directors declared a special cash dividend of $0.35 per common share, which will be paid on or around May 31, 2023 to shareholders of record at the close of business on May 23, 2023.
In February 2023, management committed to a plan to sell certain manufacturing equipment to an unrelated third-party vendor in Taiwan, as we started to pivot into a more asset-light growth model by increasing import and scaling back manufacturing in California. We also cancelled certain equipment purchase commitments that we had previously paid deposits towards. We expect to receive approximately $3.7 million in total cash proceeds from both the sale of equipment to the vendor and the deposit refunds in the next 12 to 24 months.

Our ongoing operations and growth strategy may require us to continue to make investments in our logistics and manufacturing infrastructure and our e-commerce platform. In addition, we may consider making strategic acquisitions and investments which could require significant liquidity. The rapidly changing macroeconomic and geopolitical dynamics created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects beyond 2023. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund capital expenditures to further enhance our operating infrastructure and e-commerce platform for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.
Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisition, we may seek to sell additional equity securities, increase use of the Line of Credit, and acquire additional debt. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness. Notwithstanding the potential liquidity challenges described above, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at March 31, 2023 compared to December 31, 2022:

	March 31, 2023	December 31, 2022	Increase/(Decrease)
	(in thousands)
Current assets	$141,555	$123,800	$17,755
Current liabilities	44,182	39,253	4,929
Working capital	$97,373	$84,547	$12,826
As of March 31, 2023, we had working capital of $97.4 million compared to working capital of $84.5 million as of December 31, 2022, representing an increase of $12.8 million, or 15%. The improvement in working capital was driven by an increase of $17.8 million in current assets partially offset by an increase of $4.9 million in current liabilities. The increase in current assets was primarily driven by an increase in cash and cash equivalents and short-term investments of $17.2 million mainly due to strong cash flows from operating activities totaling $14.2 million, and an increase in account receivable of $3.1 million from higher sales, partially offset by a decrease in prepaid expenses and other current assets of $2.2 million. The increase in current liabilities was primarily driven by an increase of $4.1 million in accounts payable and related party payables and an increase of $1.8 million in income taxes payable, partially offset by a decrease in accrual expense of $1.1 million
Cash Flows
The following table summarizes cash flow for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$14,185	$(11,427)
Net cash used in investing activities	(14,685)	(4,795)
Net cash provided by financing activities	7,684	16,559
Net change in cash and cash equivalents	$7,184	$337
Cash flows provided by (used in) operating activities. Net cash provided by operating activities was $14.2 million for the three months ended March 31, 2023, primarily the result of net income of $9.2 million, adjusted for certain non-cash items totaling $3.9 million, consisting mainly of depreciation and amortization of property, equipment, and operating right-

of-use assets. In addition, cash increased $1.1 million, primarily as a result of changes in working capital, which primarily included a decrease of $1.0 million in prepaid expenses and other current assets, an increase of $1.8 million in income taxes payable, and an increase of $3.0 million in accounts payable and related party payable, partially offset by an increase of $2.4 million in accounts receivable as a result of higher sales, a decrease of $1.1 million in accrued expenses and a decrease of $1.1 million in operating lease liability. Net cash used in operating activities was $11.4 million for the three months ended March 31, 2022, primarily the result of net income of $7.9 million, adjusted for certain non-cash items totaling $3.5 million, consisting mainly of depreciation and amortization of property, changes in fair value of an interest rate swap, reserve for inventory obsolescence, allowance for doubtful accounts and stock-based compensation. In addition, cash decreased $22.9 million, primarily as a result of changes in working capital, which included an increase of $19.3 million in inventory build up to accommodate higher demand, an increase of $11.1 million in accounts receivable stemming from higher sales, and an increase in prepaid expense of $0.9 million, partially offset by an increase of $6.1 million in accounts payable and accrued expenses, increase of $1.5 million in other payables, and an increase of $1.9 million in income taxes payable.
Cash flows used in investing activities. Net cash used in investing activities was $14.7 million for the three months ended March 31, 2023, which primarily included $10.0 million in purchase of short-term investments, $2.0 million of net investment pursuant to the JV Agreement, $1.7 million of deposits paid for additional property and equipment, and $1.0 million paid to purchase property and equipment. Net cash used in investing activities was $4.8 million for the three months ended March 31, 2022, which included $4.0 million of deposits paid for additional property and equipment, and $0.8 million paid to purchase property and equipment.
Cash flows provided by financing activities. Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2023, which primarily included an additional borrowing under the 2027 Term Loan of $8.0 million, partially offset by payments on long-term debt of $0.2 million. Net cash provided by financing activities was $16.6 million for the three months ended March 31, 2022, which primarily included borrowing of $10.2 million under the Line of Credit, and an additional borrowing under the 2026 Term Loan of $6.9 million partially offset by payments on debts of $0.3 million, and noncontrolling interest tax withholding payment of $0.3 million.
Related Party Transactions
For a description of significant related party transactions, see Note 14 — Related Party Transactions in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses described below:

Material Weaknesses in Internal Control over Financial Reporting

Management has determined that the Company has the following material weaknesses in its internal control over financial reporting at March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

•Control Environment, Risk Assessment, and Monitoring Activities

Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, including retention of control evidence, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for certain management review controls and activity level controls across substantially all financial statement areas.

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

Each of the material weaknesses above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that they had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Remediation Plan

As reported in the 2022 Form 10-K, we are engaged in remedial actions in response to the deficiencies discussed above, and we plan to continue efforts to improve internal control over financial reporting.

The following remedial actions were taken during the year ended December 31, 2022 to remediate the material weaknesses in internal control over financial reporting:
•Performed a thorough review of users’ access rights to our significant information technology systems and implemented certain updates to allow for appropriate segregation of duties.

•Increased the number of personnel with the appropriate level of knowledge related to accounting transactions, accounting matters, and relevant systems, including the addition of a Chief Financial Officer and Controller.
•
•Engaged a third-party service provider to assist management with the design and implementation of internal controls.

•Started an initial risk assessment based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to identify internal control over financial reporting ("ICFR") risks and control objectives.

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

Management is committed to remediating the material weaknesses in a timely fashion and to making continuous improvements to the Company's internal control over financial reporting. Management believes the measures described above have strengthened the Company's internal control over financial reporting, Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above. The material weaknesses will not be considered remediated until a sustained period of time has passed to allow for continued operation of the new controls and for management to test the operational effectiveness of the new controls. Testing is expected to continue during the year ended December 31, 2023 and management will continue to provide an update on the status of our remediation activities on a quarterly basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in the 2022 Form 10-K, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On May 8, 2023, Lollicup entered into a share transfer agreement (the “Share Transfer Agreement”) to sell all of its equity interest in Bio Earth to Keary Global for a total consideration of approximately $6,038,000 (the “Share Transfer”), representing the original investments totaling $6,000,000 made under the JV Agreement and interest accruing at 5% per annum totaling approximately $38,000. Keary Global and its affiliate, Keary International are both owned or controlled by Jeff Yu, brother of our Chief Executive Officer, Alan Yu. The transaction is expected to close within three months upon receipt of Taiwanese regulatory approval of the Share Transfer.

Concurrent with the Share Transfer Agreement on May 8, 2023, the Company entered into an Agreement with Keary Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the Share Transfer.
Item 6. Exhibits.

Exhibit No.	Description
10.1	Agreement by and between Lollicup USA Inc., Keary Global Ltd., Happiness Moon Co. Ltd., and Bio Earth Technology, dated May 8, 2023 (English Translation)
10.2	Share Transfer Agreement by and between Lollicup USA Inc. and Keary Global Ltd., dated May 8, 2023 (English Translation)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2023	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)