Form 10-Q
period 2023-06-30
Karat Packaging Inc.
filed 2023-08-09
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on August 4, 2023 was 19,888,039 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents (including $7,256 and $2,022 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	$18,257	$16,041
Short-term investments (including $8,000 and $0 associated with variable interest entity at June 30, 2023, and December 31, 2022, respectively)	28,000	—
Accounts receivable, net of allowance for doubtful accounts of $260 and $1,260 at June 30, 2023 and December 31, 2022, respectively (including $3 and $6 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	32,816	29,912
Inventories	76,295	71,206
Prepaid expenses and other current assets (including $178 and $191 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	5,631	6,641
Total current assets	160,999	123,800
Property and equipment, net (including $44,792 and $45,399 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	95,705	95,568
Deposits	5,997	12,413
Goodwill	3,510	3,510
Intangible assets, net	340	353
Operating right-of-use assets	18,404	15,713
Other assets (including $15 and $38 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	1,970	818
Total assets	$286,925	$252,175
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $2 associated with variable interest entity at both June 30, 2023 and December 31, 2022)	$23,384	$18,559
Accrued expenses (including $289 and $625 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	7,946	9,005
Related party payable	7,127	4,940
Income taxes payable	5,105	—
Customer deposits (including $116 and $165 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	979	1,281
Long-term debt, current portion (including $971 and $957 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	971	957
Operating lease liabilities, current portion	5,078	4,511
Other payables	132	—
Total current liabilities	50,722	39,253

	June 30, 2023	December 31, 2022
Deferred tax liability	5,156	5,156
Long-term debt, net of current portion and debt discount of $190 and $216 at June 30, 2023 and December 31, 2022, respectively (including $49,094 and $41,558 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively, and debt discount of $190 and $216 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	49,094	41,558
Operating lease liabilities, net of current portion	13,823	11,623
Other liabilities (including $1,302 associated with variable interest entity at both June 30, 2023 and December 31, 2022)	2,824	2,652
Total liabilities	121,619	100,242
Commitments and Contingencies (Note 17)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, at both June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,911,039 and 19,888,039 shares issued and outstanding, respectively, as of June 30, 2023 and 19,908,005 and 19,885,005 shares issued and outstanding, respectively, as of December 31, 2022	20	20
Additional paid in capital	86,267	85,792
Treasury stock, $0.001 par value, 23,000 shares at both June 30, 2023 and December 31, 2022	(248)	(248)
Retained earnings	68,660	56,118
Total Karat Packaging Inc. stockholders’ equity	154,699	141,682
Noncontrolling interest	10,607	10,251
Total stockholders’ equity	165,306	151,933
Total liabilities and stockholders’ equity	$286,925	$252,175
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$108,740	$114,881	$204,541	$220,294
Cost of goods sold	66,879	80,917	124,536	152,041
Gross profit	41,861	33,964	80,005	68,253
Operating expenses
Selling expense	8,871	9,468	17,572	18,805
General and administrative expense (including $647 and $671 associated with variable interest entity for the three months ended June 30, 2023 and 2022, respectively; $1,318 and $1,234 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	17,192	16,715	33,821	32,172
Impairment expense and loss (gain) on disposal of machinery	2,459	(21)	2,541	(17)
Total operating expenses	28,522	26,162	53,934	50,960
Operating income	13,339	7,802	26,071	17,293
Other income (expense)
Rental income (including $239 and $238 associated with variable interest entity for the three months ended June 30, 2023 and 2022, respectively; and $486 and $476 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	275	238	522	476
Other income (expense), net	118	(181)	(90)	(263)
Gain (loss) on foreign currency transactions	322	850	(105)	983
Interest income (including $182 and $847 interest income associated with variable interest entity for the three months ended June 30, 2023 and 2022, respectively; and $198 and $2,187 interest expense associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	519	847	586	2,160
Interest expense (including $565 and $488 interest expense associated with variable interest entity for the three months ended June 30, 2023 and 2022, respectively; and $971 and $936 interest expense associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	(573)	(610)	(980)	(1,083)
Total other income (expense), net	661	1,144	(67)	2,273
Income before provision for income taxes	14,000	8,946	26,004	19,566
Provision for income taxes	3,323	1,746	6,141	4,423
Net income	10,677	7,200	19,863	15,143
Net income attributable to noncontrolling interest	175	856	356	2,132
Net income attributable to Karat Packaging Inc.	$10,502	$6,344	$19,507	$13,011
Basic and diluted earnings per share:
Basic	$0.53	$0.32	$0.98	$0.66
Diluted	$0.53	$0.32	$0.98	$0.65
Weighted average common shares outstanding, basic	19,886,585	19,809,417	19,887,023	19,808,505
Weighted average common shares outstanding, diluted	19,953,510	19,926,956	19,947,155	19,914,044
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	19,827,417	$20	(23,000)	$(248)	$83,694	$39,434	$122,900	$9,125	$132,025
Stock-based compensation	—	—	—	—	611	—	611	—	611
Exercise of common stock options	5,000	—	—	—	51	—	51	—	51
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(387)	(387)
Net income	—	—	—	—	—	6,667	6,667	1,276	7,943
Balance, March 31, 2022	19,832,417	$20	(23,000)	$(248)	$84,356	$46,101	$130,229	$10,014	$140,243
Stock-based compensation	—	—	—	—	565	—	565	—	565
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(487)	(487)
Net income	—	—	—	—	—	6,344	6,344	856	7,200
Balance, June 30, 2022	19,832,417	$20	(23,000)	$(248)	$84,921	$52,445	$137,138	$10,383	$147,521

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	19,908,005	$20	(23,000)	$(248)	$85,792	$56,118	$141,682	$10,251	$151,933
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	2,452	—	—	—	(14)	—	(14)	—	(14)
Stock-based compensation	—	—	—	—	277	—	277	—	277
Net income	—	—	—	—	—	9,005	9,005	181	9,186
Balance, March 31, 2023	19,910,457	$20	(23,000)	$(248)	$86,055	$65,123	$150,950	$10,432	$161,382
Cash dividends declared ($0.35 per share)	—	—	—	—	—	(6,965)	(6,965)	—	(6,965)
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	582	—	—	—	(4)	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	216	—	216	—	216
Net income	—	—	—	—	—	10,502	10,502	175	10,677
Balance, June 30, 2023	19,911,039	$20	(23,000)	$(248)	$86,267	$68,660	$154,699	$10,607	$165,306
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$19,863	$15,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (including $607 and $606 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	5,350	5,148
Adjustments to allowance for doubtful accounts	(843)	1,151
Adjustments to inventory reserve	(408)	513
Write-off of inventory	2,944	—
Impairment of deposits	523	—
Loss (gain) on disposal of machinery and equipment	2,018	(17)
Change in fair value of interest rate swap (including $0 and $2,159 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	—	(2,159)
Amortization of loan fees (including $31 and $18 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	40	18
Stock-based compensation	493	1,176
Amortization of operating right-of-use assets	2,281	1,790
(Increase) decrease in operating assets
Accounts receivable (including $3 and $18 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	(2,061)	(6,848)
Inventories	(7,625)	(27,516)
Prepaid expenses and other current assets (including $9 and $115 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	478	(1,697)
Other assets (including $21 and $28 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	(36)	(76)
Increase (decrease) in operating liabilities
Accounts payable (including $1 and $493 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	4,006	4,855
Accrued expenses (including $336 and $706 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	(1,059)	552
Related party payable	2,187	1,201
Income taxes payable	5,105	(85)
Customer deposits (including $49 and $7 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	(302)	404
Operating lease liability	(2,205)	(1,790)
Other liabilities (including $0 and $493 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	172	9
Other payables	132	482
Net cash provided by (used in) operating activities	$31,053	$(7,746)

	Six Months Ended June 30,
	2023	2022
Cash flows from investing activities
Purchases of property and equipment	(1,816)	(1,615)
Proceeds from disposal of property and equipment	28	35
Payments for costs incurred from sale of machinery and equipment	(209)	—
Deposits paid for joint venture investment	(2,900)	(4,000)
Deposits refunded from joint venture investment	6,900	—
Deposit refund from cancelled property and equipment purchase	503	—
Deposits paid for property and equipment	(3,823)	(7,596)
Proceeds from settlement of interest rate swap (including $0 and $825 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	—	825
Purchase of short-term investments (including $8,000 and $0 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	(28,000)	—
Net cash used in investing activities	$(29,317)	$(12,351)
Cash flows from financing activities
Proceeds from line of credit	—	20,100
Payments on line of credit	—	(8,500)
Proceeds from long-term debt (including $8,000 and $27,477 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	8,000	27,477
Payments for lender fees	(61)	—
Payments on long-term debt (including $476 and $21,139 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	(476)	(21,139)
Tax withholding on vesting of restricted stock units	(18)	—
Proceeds from exercise of common stock options	—	51
Dividends paid to shareholders	(6,965)	—
Payments of noncontrolling interest tax withholding (including $0 and $874 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	—	(874)
Net cash provided by financing activities	$480	$17,115
Net increase (decrease) in cash and cash equivalents	2,216	(2,982)
Cash and cash equivalents
Beginning of period	$16,041	$6,483
End of period	$18,257	$3,501
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$5,273	$5,107
Non-cash purchases of property and equipment	$819	$—
Supplemental disclosures of cash flow information:
Cash paid for income tax	$200	$5,830
Cash paid for interest	$1,026	$1,074
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
2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023.
The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, as included in the Company's Annual Report on Form 10-K filed on March 16, 2023.
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells. See Note 9 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of June 30, 2023.
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
Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•At June 30, 2023, the Company had money market accounts and short-term investments classified as Level 1 within the fair value hierarchy. The short-term investments comprise of certificates of deposits with an original maturity of longer than 90 days and are reported at their carrying value as current assets on the condensed consolidated balance sheet. The carrying value of these short-term investments approximates fair value as they were purchased near or on June 30, 2023. At December 31, 2022, the Company had money market accounts classified as Level 1 within the fair value hierarchy, and reported as current assets on the condensed consolidated balance sheet.
The following table summarizes the Company’s fair value measurements by level at June 30, 2023:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$14,943	$—	$—
Short-term investments	28,000	—	—
Fair value, June 30, 2023	$42,943	$—	$—
The following table summarize the Company’s fair value measurements by level at December 31, 2022:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$10,609	$—	$—
Fair value, December 31, 2022	$10,609	$—	$—

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued and other liabilities and other payables at June 30, 2023 and December 31, 2022, approximated fair value because

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of the short maturity of these instruments. The carrying amount of the Company's Line of Credit approximates fair value because the interest rate is variable in nature. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	June 30, 2023
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,786	$19,693
2027 Term Loan	28,279	27,520
	$50,065	$47,213

	December 31, 2022
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$22,079	$20,115
2027 Term Loan	20,436	18,918
	$42,515	$39,033
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which adds to U.S. GAAP an impairment model known as the current expected credit loss ("CECL") model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The FASB subsequently issued ASU 2019-10 (Topic 326), “Financial Instruments-Credit Losses: Effective Dates” which amends the effective date for SEC filers that are eligible to be ‘smaller reporting companies’, non-SEC filers and all other companies, including not-for-profit companies and employee benefit plans. The Company adopted this new standard using the modified retrospective adoption method beginning with its first quarter in 2023. The application of this new standard did not have a material impact on its consolidated financial statements.
3. Goodwill
The following table summarizes the activity in the Company's goodwill from December 31, 2022 to June 30, 2023:

(in thousands)
Balance at December 31, 2022	$3,510
Goodwill acquired	—
Balance at June 30, 2023	$3,510
4. Joint Venture
On April 6, 2022, the Company entered into a joint venture agreement (the "JV Agreement") to establish a new corporation, Bio Earth, to build a bagasse factory in Taiwan. The JV Agreement stipulated an investment by the Company of approximately $6,500,000 for a 49% interest in Bio Earth. Through December 31, 2023, the Company made net

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
payments totaling $4,000,000 under the JV Agreement. During the three months ended March 31, 2023, the Company made additional payments of $2,900,000 and received a refund of $900,000 under the JV Agreement.
On May 8 2023, the Company entered into a Share Transfer Agreement (the "Share Transfer Agreement"), with approval of the Board of Directors, to sell all of its equity interest in Bio Earth to Keary Global for a total consideration of approximately $6,100,000 (the "Share Transfer"), representing the total net deposits made by the Company of $6,000,000 under the JV Agreement as discussed above and interest accruing at 5% per annum. Keary Global and its affiliate, Keary International are both owned or controlled by Jeff Yu, brother of our Chief Executive Officer, Alan Yu. Concurrent with the Share Transfer Agreement, the Company also entered into an agreement with Keary Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the Share Transfer.
As of June 30, 2023, the Company has completed the Share Transfer to Keary Global and received the total consideration of $6,100,000 in full.
See Note 15 — Related Party Transactions for further discussion on our business activities with Keary Global.
5. Inventories
Inventories consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$12,973	$18,061
Semi-finished goods	1,528	1,850
Finished goods	62,135	52,044
Subtotal	76,636	71,955
Less inventory reserve	(341)	(749)
Total inventories	$76,295	$71,206
The Company incurred inventory adjustments and write-off of $2,729,000 and $2,944,000 for the three and six months ended June 30, 2023, respectively. Included within the amount for both the three and six months ended June 30, 2023, was a $1,700,000 write-off of raw materials, as the Company disposed of certain machinery and equipment in executing the strategy to scale back production in certain locations. Inventory adjustments and write-offs are included in cost of goods sold on the accompanying condensed consolidated statements of income. See Note 14 — Impairment Expense and Loss on Disposal of Machinery for further discussion about the disposal of machinery.
6. Property and Equipment

	June 30, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$68,494	$70,234
Leasehold improvements	19,070	19,063
Vehicles	7,386	6,725
Furniture and fixtures	1,074	1,016
Building	38,505	36,599
Land	11,907	11,907
Computer hardware and software	593	593
	147,029	146,137
Less: accumulated depreciation and amortization	(51,324)	(50,569)
Total property and equipment, net	$95,705	$95,568
Depreciation and amortization expense on property and equipment was $2,711,000 and $2,558,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense on property and equipment

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
was $5,337,000 and $5,135,000 for the six months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.
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
The Line of Credit also includes a standby letter of credit sublimit, which was amended and increased to $5,000,000 from $2,000,000 on June 20, 2023.
As of June 30, 2023, the maximum remaining amount that could be borrowed under the Line of Credit was $37,764,000. The Company had $0 of borrowings outstanding under the Line of Credit as of both June 30, 2023 and December 31, 2022. The amount issued under the standby letter of credit was $2,236,000 and $1,070,000 as of June 30, 2023 and December 31, 2022, respectively. As of both June 30, 2023 and December 31, 2022, the Company was in compliance with the financial covenants under the Line of Credit.
8. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued miscellaneous expenses	$1,816	$2,094
Accrued interest	30	108
Accrued payroll	1,905	1,586
Accrued vacation and sick pay	789	543
Accrued shipping expenses	1,323	1,918
Accrued professional services fees	478	600
Accrued property tax	588	1,164
Accrued sale taxes and use taxes	1,017	992
Total accrued expenses	$7,946	$9,005

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2023	December 31, 2022
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
	$21,863	$22,168
The 2027 Term Loan, with an initial balance of $20,700,000 and an option to request for additional advances up to a maximum of $8,000,000 through June 30, 2023, which the Company exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Prior to August 1, 2023, principal and interest payments of $104,000 are due monthly. Beginning August 1, 2023, monthly principal and interest payments increased to $144,000 for the remainder of the loan term, with the remaining principal balance due at maturity. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt coverage ratio.
	$28,392	$20,563
Long-term debt	50,255	42,731
Less: unamortized loan fees	(190)	(216)
Less: current portion	(971)	(957)
Long-term debt, net of current portion	$49,094	$41,558
At June 30, 2023, future maturities are:

(in thousands)
2023 (remainder)	$534
2024	1,122
2025	1,179
2026	20,798
2027	26,622
$50,255

The 2027 Loan was a refinance in June 2022 from a previous $21,580,000 term loan, and was accounted for as a debt modification. The Company was in compliance with all of its financial covenants as of both June 30, 2023 and December 31, 2022.
10. Interest Rate Swap
In June 2022, Global Wells terminated its ten-year floating-to-fixed interest rate swap, and recognized cash proceeds of $825,000 as gain on the settlement, which was included in interest income in the accompanying condensed consolidated statements of income. This interest rate swap had a notional value of $21,580,000 as of the effective date of June 13, 2019 based on the prime rate versus a 5.0% fixed rate.
For the three and six months ended June 30, 2022, Global Wells recognized $847,000 and $2,159,000 (including the gain on settlement) as interest income related to the interest rate swap, respectively.

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

As of June 30, 2023, a total of 1,330,683 shares of common stock were available for further award grants under the Plan. For the three months ended June 30, 2023 and 2022, the Company recognized a total of $216,000 and $565,000 in stock-based compensation expense, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized a total of $493,000 and $1,176,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally three (3) years for both the restricted stock units and stock options.
Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended June 30, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	420,000	$18.6	8.8	$—
Forfeited	(6,666)	18.9
Outstanding at Outstanding at June 30, 2023	413,334	$18.6	8.3	$—
Expected to vest at June 30, 2023	413,334	$18.6	8.3	$—
Exercisable at June 30, 2023	140,000	$18.6	8.3	$—
There were no stock options granted during the six months ended June 30, 2023. At June 30, 2023, total remaining stock-based compensation cost for unvested stock options under the Plan was approximately $444,000. The cost is expected to be recognized over a weighted-average period of 1.1 years.
The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on June 30, 2023, multiplied by the number of shares per each option.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company issued restricted stock units to its employees. The following table summarizes the unvested restricted stock units for the six months ended June 30, 2023:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	82,146	11.47
Vested	(4,550)	16.64
Forfeited	(1,667)	10.00
Unvested at June 30, 2023	75,929	11.19
At June 30, 2023, total remaining stock-based compensation cost for unvested restricted stock units was approximately $128,000. The cost is expected to be recognized over a weighted-average period of 0.5 years.
12. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$10,502	$6,344	$19,507	$13,011
Weighted average number of common shares in issue	19,887	19,809	19,887	19,809
Basic earnings per share	$0.53	$0.32	$0.98	$0.66
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
The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$10,502	$6,344	$19,507	$13,011
Weighted average number of common shares in issue	19,887	19,809	19,887	19,809
Dilutive shares
Stock options and restricted stock units	67	118	60	105
Adjusted weighted average number of common shares	19,954	19,927	19,947	19,914
Diluted earnings per share	$0.53	$0.32	$0.98	$0.65
For the three months ended June 30, 2023 and 2022, a total of 420,000 and 447,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share. For the six months ended June 30, 2023 and 2022, a total of 427,000 and 460,000 shares of potentially

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.
13. Leases
The Company primarily leases manufacturing facilities, distribution centers and office spaces with lease terms expiring through 2031. For the six months ended June 30, 2023, the Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

(in thousands)
Operating lease expense	$2,848
Short-term lease expense	37
Variable lease expense	490
Total lease expense	$3,375
For the three months ended June 30, 2023 and 2022, rent expense included in operating expenses was $1,524,000 and $1,070,000, respectively, and rent expense included in cost of goods sold was $258,000 and $245,000, respectively. For the six months ended June 30, 2023 and 2022, rent expense included in operating expenses was $2,889,000 and $1,714,000, respectively, and rent expense included in cost of goods sold was $486,000 and $505,000, respectively.
The following table presents supplemental information related to operating leases for the six months ended June 30, 2023:

Weighted average remaining lease term	4.55
Weighted average discount rate	5.7%
Cash paid for amounts included in measurement of lease obligations
Operating cash flows from operating leases	$2,740
As of June 30, 2023, future lease payments under operating leases were as follows:

(in thousands)
2023 (remainder)	$2,933
2024	5,254
2025	3,928
2026	4,044
2027	2,711
Thereafter	2,885
Total future lease payments	21,755
Less: imputed interest	2,854
Total lease liability balance	$18,901
In September 2020, Global Wells entered into an operating lease with an unrelated party as the landlord. The lease generates monthly rental payments from $58,000 to $61,000 over the lease term of 38 months beginning September 9, 2020. The expected rental income is $229,000 for the remainder of the year ended December 31, 2023.
14. Impairment Expense and Loss on Disposal of Machinery and Equipment
In February 2023, the Company started to execute a strategy to increase imports and scale back manufacturing in certain locations. The Company has since reached an agreement with two unrelated third-party vendors in Taiwan to sell them certain of its manufacturing machinery and equipment. The Company also cancelled certain equipment purchase commitments that it had previously paid deposits towards, and disposed of certain machinery and equipment through abandonment.
The Company recognized the following amounts related to impairment expense and loss on disposal of machinery:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Loss on disposal of machinery in scaling back manufacturing	$1,922	$—	$1,922	$—
Loss (gain) on disposal of fixed assets within normal course of business	14	(21)	96	(17)
Loss on disposal	1,936	(21)	2,018	(17)
Impairment of deposits	523	—	523	—
Total impairment expense and loss on disposal of machinery	$2,459	$(21)	$2,541	$(17)
15. Related Party Transactions
Keary Global Ltd. ("Keary Global") owns 250,004 shares of the Company's common stock as of June 30, 2023, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At June 30, 2023 and December 31, 2022, the Company has accounts payable due to Keary Global and Keary International of $7,127,000 and $4,940,000, respectively. Purchases for the three months ended June 30, 2023 and 2022 from this related party were $13,606,000 and $13,789,000, respectively. Purchases for the six months ended June 30, 2023 and 2022 from this related party were $25,013,000 and $25,715,000, respectively.
See Note 4 — Joint Venture for discussion on our share transfer agreement with Keary Global.
16. Income Taxes
For the three months ended June 30, 2023 and 2022, the Company's income tax expense was $3,323,000 and $1,746,000, with effective tax rate of 23.7% and 19.5%, respectively. For the six months ended June 30, 2023 and 2022, the Company's income tax expense was $6,141,000 and $4,423,000, with effective tax rate of 23.6% and 22.6%, respectively. For both the three and six months ended June 30, 2023 and 2022, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes.
In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of June 30, 2023, based on the available evidence, the Company did not record any valuation allowance.
The Company remains subject to IRS examination for the 2017 through 2022 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2018 through 2021 tax years. As of June 30, 2023, and December 31, 2022, the Company did not have any unrecognized tax benefit.
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
In March 2023, the Internal Revenue Service ("IRS") announced that taxpayers in California affected by severe winter storms, flooding, landslides, and mudslides have until October 16, 2023, to file various individual and business tax returns and make tax payments. The Company has taken advantage of this tax relief in the current year.
17. Commitments and Contingencies

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.
18. Subsequent Events
On August 7, 2023, the Company's Board of Directors declared a special cash dividend of $0.40 per share on our common stock, along with approving a quarterly cash dividend policy and declaring a quarterly cash dividend of $0.10 per share on our common stock, which will be paid on or around August 31, 2023 to shareholders of record at the close of business on August 23, 2023.

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
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate five other distribution centers located in Sumner, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; and City of Industry, California. We have leased two additional distribution centers in Aurora, Illinois and Sugar Land, Texas and are currently in the process of setting up these locations to be fully operational. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, Houston, Dallas, New York, Seattle, Atlanta, Chicago and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.
Business Highlights and Trends
•We recorded net sales of $108.7 million and $204.5 million for the three and six months ended June 30, 2023, respectively.
•We achieved gross margin of 38.5% and 39.1% for the three and six months ended June 30, 2023, respectively, a 890 and 810 basis points increase from the three and six months ended June 30, 2022, respectively; despite a $1.7 million write-off of certain raw materials in both the three and six months ended June 30, 2023, as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations. The impact of the write-off was a decrease in gross margin of 160 and 80 basis points for the three and six months ended June 30, 2023, respectively.
•We recorded net income of $10.7 million and $19.9 million for the three and six months ended June 30, 2023, respectively, an increase of 48% and 31% compared to three and six months ended June 30, 2022, respectively. We achieved net income margin of 9.8% and 9.7% for the three and six months ended June 30, 2023, respectively, a 350 and 280 basis points increase from the three and six months ended June 30, 2022, respectively; despite $2.3 million incurred in impairment expense and loss on disposal of machinery in both the three and six months ended June 30, 2023, as we executed our strategy to scale back manufacturing in certain locations, and $1.7 million incurred in raw materials write-off, as discussed above.
•We generated $16.9 million and $31.1 million in net cash from operating activities for the three and six months ended June 30, 2023, respectively, compared to $3.7 million cash generated and $7.7 million cash used during the three and six months ended June 30, 2022, respectively.
•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $21.1 million and $36.4 million for the three and six months ended June 30, 2023, respectively, a 79% and 47% increase from the three and six months ended June 30, 2022, respectively.
•Our Adjusted EBITDA margin, a non-GAAP measure defined below, expanded to 19.4% and 17.8% for the three and six months ended June 30, 2023, respectively, an increase of 910 and 650 basis points from the three and six months ended June 30, 2022, respectively.
•We had financial liquidity of $56.0 million and additional short-term investments of $28.0 million as of June 30, 2023. On August 7, 2023, our Board of Directors declared a special cash dividend of $0.40 per share on our common stock, along with approving a quarterly cash dividend policy and declaring a quarterly cash dividend of

$0.10 per share on our common stock, which will be paid on or around August 31, 2023 to shareholders of record at the close of business on August 23, 2023.
•As of June 30, 2023, we closed the sale of our equity interest in Bio Earth and received total consideration of $6.1 million, which comprised of our original deposits plus accrued interest.
•As of June 30, 2023, we have substantially completed the scaling back of manufacturing in certain locations and have expanded our sourcing from imports.
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
•We have recently made a strategic business decision to pivot into a more asset-light growth model by increasing import and scaling back manufacturing in certain locations. We believe this will have either a positive or a negative impact on our results of operations, depending on whether we can successfully source and import finished goods at a price that is more favorable than domestically manufacturer products, and effectively realize savings from reduced manufacturing capabilities.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net sales	$108,740	$114,881	$204,541	$220,294
Cost of goods sold	66,879	80,917	124,536	152,041
Gross profit	41,861	33,964	80,005	68,253
Operating expenses	28,522	26,162	53,934	50,960
Operating income	13,339	7,802	26,071	17,293
Other income (expense)	661	1,144	(67)	2,273
Provision for income taxes	3,323	1,746	6,141	4,423
Net income	$10,677	$7,200	$19,863	$15,143
Three months ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Net sales
Net sales were $108.7 million for the three months ended June 30, 2023 compared to $114.9 million for the three months ended June 30, 2022, a decrease of $6.2 million, or 5%. This decrease is primarily made up of $6.9 million from pricing reductions, as we actively passed on savings from ocean freight and raw materials costs to customers and $2.1 million from lower logistic services and shipping revenue, partially offset by $2.9 million from an increase in volume and change in product mix.
Cost of goods sold
Cost of goods sold was $66.9 million for the three months ended June 30, 2023 compared to $80.9 million for the three months ended June 30, 2022, a decrease of $14.0 million, or 17%. The decrease was primarily due to a reduction of $13.9 million in freight and duty costs to acquire inventory from overseas, as ocean freight rates fell throughout the second half of 2022 as well as in 2023, a decrease of $2.2 million in product costs due to lower sales in the current period combined with reduced pricing on certain raw materials used in production as well as some imported finished goods, and a reversal of $0.7 million of inventory reserve. These decreases were partially offset by an increase in inventory adjustments and write-offs of $2.8 million, including a $1.7 million write-off of raw materials, as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations.
Gross profit

Gross profit was $41.9 million for the three months ended June 30, 2023 compared to $34.0 million for the three months ended June 30, 2022, an increase of $7.9 million, or 23%. Gross margin was 38.5% for the three months ended June 30, 2023, including a 160-basis-point impact from the write-off of raw materials associated with the disposal of certain machinery as discussed above, compared to 29.6% for the three months ended June 30, 2022. The margin expansion resulted primarily from a significant decrease in ocean freight costs, which as a percentage of net sales was 6.2% during the three months ended June 30, 2023, down from 18.0% during the three months ended June 30, 2022. Despite the unfavorable impact from the inventory write-offs and price reductions, gross margin also benefited from our efforts to scale back manufacturing in high cost states such as California in favor of imports, shift towards high margin eco-friendly products, and improve operating efficiencies.

Operating expenses

Operating expenses were $28.5 million for the three months ended June 30, 2023 compared to $26.2 million for the three months ended June 30, 2022, an increase of $2.3 million, or 9%. The increase was primarily due to impairment expense and loss on disposal of machinery of $2.5 million as we executed our strategy to scale back manufacturing in certain locations. Additionally, the increase in operating expenses was also attributable to an increase of $1.0 million in payroll-related costs due to workforce expansion, an increase of $0.7 million in marketing expense as we increase online marketing efforts to grow our e-commerce sales channel, and an increase of $0.3 million in rental expense primarily due to additional leased warehouses. These increases were partially offset by a decrease of $1.1 million in shipping and transportation costs due to lower shipping rates, a decrease of $0.6 million in bad debt expense, a decrease of $0.3 million in stock-based compensation expense, and a decrease of $0.3 million in demurrage fees from containers at the port.

Operating income

Operating income was $13.3 million for the three months ended June 30, 2023 compared to $7.8 million for the three months ended June 30, 2022, an increase of $5.5 million, or 71%. The increase was primarily due to an increase in gross profit of $7.9 million, partially offset by an increase in operating expenses of $2.3 million, as discussed above.
Other income, net

Other income, net was $0.7 million for the three months ended June 30, 2023 compared to $1.1 million for the three months ended June 30, 2022. The $0.7 million other income, net for the three months ended June 30, 2023, consisted primarily of interest income of $0.5 million, rental income of $0.3 million, and a gain on foreign currency transactions of $0.3 million, partially offset by interest expense of $0.6 million. The $1.1 million other income, net for the three months ended June 30, 2022, consisted primarily of a gain on foreign currency transactions of $0.9 million, gain associated with interest rate swap of $0.8 million, and rental income of $0.2 million, partially offset by interest expense of $0.6 million and miscellaneous expense of $0.2 million.
Provision for income taxes
Provision for income taxes was $3.3 million for the three months ended June 30, 2023 compared to $1.7 million for the three months ended June 30, 2022, an increase of $1.6 million, or 90%. The Company’s effective tax rate was 23.7% for the three months ended June 30, 2023 compared to 19.5% for the three months ended June 30, 2022 primarily due to the change in the non-taxable non-controlling interest income.
Net income
Net income was $10.7 million for the three months ended June 30, 2023 compared to $7.2 million for the three months ended June 30, 2022, an increase of $3.5 million, or 48%. The increase was primarily driven by an increase in operating income of $5.5 million, partially offset by a decrease in other income, net of $0.4 million, and an increase in the provision for income taxes of approximately $1.6 million, as discussed above.
Six months ended June 30, 2023 Compared to the Six months ended June 30, 2022
Net sales
Net sales were $204.5 million for the six months ended June 30, 2023 compared to $220.3 million for the six months ended June 30, 2022, a decrease of $15.8 million, or 7%. This decrease is primarily made up of $12.3 million from price reductions as we actively passed on savings from ocean freight and raw materials costs to customers, and $4.4 million from lower logistic services and shipping revenue, partially offset by $0.9 million from an increase in volume and change in product mix.
Cost of goods sold
Cost of goods sold was $124.5 million for the six months ended June 30, 2023 compared to $152.0 million for the six months ended June 30, 2022, a decrease of $27.5 million, or 18%. The decrease was primarily due to a reduction of $23.4 million in freight and duty costs to acquire inventory from overseas, as ocean freight rates fell throughout the second half of 2022 as well as in 2023, a decrease of $6.1 million in product costs due to lower sales in the current period combined with reduced pricing on certain raw materials used in production as well as some imported finished goods, and a reversal of $0.8 million of inventory reserve. These decreases were partially offset by an increase in inventory adjustments and write-offs of $2.9 million, including a $1.7 million write-off of raw materials as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations.
Gross profit

Gross profit was $80.0 million for the six months ended June 30, 2023 compared to $68.3 million for the six months ended June 30, 2022, an increase of $11.7 million, or 17%. Gross margin was 39.1% for the six months ended June 30, 2023, including a 80-basis-point impact from the write-off of raw materials associated with the disposal of certain machinery as discussed above, compared to 31.0% for the six months ended June 30, 2022. The margin expansion resulted primarily from a significant decrease in ocean freight costs, which as a percentage of net sales was 6.1% during the six months ended June 30, 2023, down from 16.3% during the six months ended June 30, 2022. Despite the unfavorable impact from the inventory write-offs, price reductions, and foreign currency exchange rate, gross margin benefited from our efforts to scale back manufacturing in high cost states such as California in favor of imports, shift towards high margin eco-friendly products, and improve operating efficiencies.
Operating expenses

Operating expenses were $53.9 million for the six months ended June 30, 2023 compared to $51.0 million for the six months ended June 30, 2022, an increase of $2.9 million, or 6%. The increase was primarily due to impairment expense and loss on disposal of machinery of $2.5 million as we executed our strategy to scale back manufacturing in certain locations. Additionally, the increase in operating expenses was also attributable to an increase of $2.2 million in payroll-related costs due to workforce expansion, an increase of $1.5 million in marketing expense as we increase online marketing efforts to grow our e-commerce sales channel, and an increase of $0.9 million in rental expense primarily due to additional leased warehouses. These increases were partially offset by a decrease of $2.3 million in shipping and transportation costs due to lower shipping rates, a decrease of $1.3 million in bad debt expense, and a decrease of $0.7 million in in stock-based compensation expense.

Operating income

Operating income was $26.1 million for the six months ended June 30, 2023 compared to $17.3 million for the six months ended June 30, 2022, an increase of $8.8 million, or 51%. The increase was primarily due to an increase in gross profit of $11.7 million, partially offset by an increase in operating expenses of $2.9 million, as discussed above.
Other expense, net

Other expense, net was $0.1 million for the six months ended June 30, 2023 compared to other income, net of $2.3 million for the six months ended June 30, 2022. The $0.1 million other expense, net for the six months ended June 30, 2023 consisted primarily of interest expense of $1.0 million and a loss on foreign currency transactions of $0.1 million, partially offset by interest income of $0.6 million and rental income of $0.5 million. The $2.3 million other income, net for the six months ended June 30, 2022 consisted primarily of a gain associated with interest rate swap of $2.2 million, gain on foreign currency transactions of $1.0 million, and rental income of $0.5 million, partially offset by interest expense of $1.1 million and miscellaneous expense of $0.3 million.
Provision for income taxes
Provision for income taxes was $6.1 million for the six months ended June 30, 2023 compared to $4.4 million for the six months ended June 30, 2022, an increase of $1.7 million, or 39%. The Company’s effective tax rate was 23.6% for the six months ended June 30, 2023 compared to 22.6% for the six months ended June 30, 2022 primarily due to the change in the non-taxable non-controlling interest income.
Net income
Net income was $19.9 million for the six months ended June 30, 2023 compared to $15.1 million for the six months ended June 30, 2022, an increase of $4.8 million, or 31%. The increase was primarily driven by an increase in operating income of $8.8 million, partially offset by a decrease in other income (expense), net of $2.4 million and an increase in the provision for income taxes of approximately $1.7 million, as discussed above.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure is calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation expense, (vi) write-off of certain inventory items outside the normal course of business, and (vii) impairment expense and loss on disposal of machinery outside the normal course of business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Three Months Ended June 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin (Unaudited)	2023		2022
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$10,677	9.8%	$7,200	6.3%
Add (deduct):
Interest income	(519)	(0.5)	(847)	(0.7)
Interest expense	573	0.5	610	0.5
Provision for income taxes	3,323	3.1	1,746	1.5
Depreciation and amortization	2,717	2.5	2,564	2.2
Stock-based compensation expense	216	0.2	565	0.5
Write-off of inventory (1)	1,710	1.6	—	—
Impairment expense and loss on disposal of machinery (1)	2,445	2.2	—	—
Adjusted EBITDA	$21,142	19.4%	$11,838	10.3%
(1) The write-off of inventory and impairment expense and loss on disposal of machinery represent costs incurred in connection with the scaling back of production in certain locations. As part of the execution of this strategy, certain machinery and equipment was disposed of or impaired, and raw materials associated with those machinery and equipment were written-off.

	Six Months Ended June 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin (Unaudited)	2023		2022
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$19,863	9.7%	$15,143	6.9%
Add (deduct):
Interest income	(586)	(0.3)	(2,160)	(1.0)
Interest expense	980	0.5	1,083	0.5
Provision for income taxes	6,141	3.0	4,423	2.0
Depreciation and amortization	5,350	2.7	5,148	2.4
Stock-based compensation expense	493	0.2	1,176	0.5
Write-off of inventory (1)	1,710	0.8	—	—
Impairment expense and loss on disposal of machinery (1)	2,445	1.3	—	—
Adjusted EBITDA	$36,396	17.8%	$24,813	11.3%
(1) The write-off of inventory and impairment expense and loss on disposal of machinery represent costs incurred in connection with the scaling back of production in certain locations. As part of the execution of this strategy, certain machinery and equipment was disposed of or impaired, and raw materials associated with those machinery and equipment were written-off.
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
As described in Note 7 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 14, 2023, we amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%. On June 20, 2023, we amended the Line of Credit which increased the standby letter of credit sublimit from $2 million to $5 million. As of June 30, 2023, the amount issued under the standby letter of credit was $2.2 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $37.8 million.
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

Additionally, as of June 30, 2023, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of June 30, 2023, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of June 30, 2023, we had no outstanding balance on the Line of Credit, $28.4 million in outstanding balance under the 2027 Term Loan, and $21.9 million in outstanding balance under the 2026 Term Loan.
As described in Note 4 — Joint Venture in the Notes to the condensed consolidated financial statements, we entered into a joint venture agreement (the "JV Agreement") in April 2022 to establish a new corporation, Bio Earth, to build a bagasse factory in Taiwan. Through March 31, 2023, we had made net payments totaling $6.0 million as stipulated in the JV Agreement. In May 2023, we entered into a share transfer agreement to sell all of our equity interest in Bio Earth to Keary Global. We received a total consideration of $6.1 million, representing the original deposits totaling $6.0 million plus interest which accrued at 5% per annum. Concurrent with the share transfer agreement, the Company also entered into an agreement with Keary Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the share transfer. As of June 30, 2023, the share transfer to Keary Global had been completed and we received the full amount of the total consideration owed to us in connection with the sale of our equity interest in Bio Earth.
Additionally, as described in Note 18 — Subsequent Events in the Notes to the condensed consolidated financial statements, on August 7, 2023, our Board of Directors declared a special dividend of $0.40 per share on our common stock and a regular quarterly dividend of $0.10 per share on our common stock, which will be paid on or around August 31, 2023 to shareholders of record at the close of business on August 23, 2023. This is the second special dividend declared in the current fiscal year following the special cash dividend declared on May 8, 2023 of $0.35 per share on our common stock, which we paid out in full in May 2023 totaling $7.0 million.
As described in Note 14 — Impairment Expense and Loss on Disposal of Machinery, in February 2023, management started to pivot into a more asset-light growth model by increasing import and scaling back manufacturing in certain locations. As part of the execution of this strategy, management reached an agreement with two unrelated third-party vendors in Taiwan to sell them certain of our manufacturing machinery and equipment. We also cancelled certain equipment purchase commitments that we had previously paid deposits towards. As of June 30, 2023, we had received $0.5 million in deposit refunds. We expect to receive approximately $2.5 million in additional net cash proceeds from sale of the various manufacturing equipment in the next 12 to 24 months.
As described in Note 16 — Income Taxes, in March 2023, the Internal Revenue Service ("IRS"), under the Winter Storm Relief, announced that taxpayers in California affected by severe winter storms, flooding, landslides, and mudslides have until October 16, 2023, to file various individual and business tax returns and make tax payments. We have taken advantage of this tax relief and deferred current year quarterly estimate tax payment. We expect to make estimate tax payment of approximately $8.1 million in October 2023.
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
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at June 30, 2023 compared to December 31, 2022:

	June 30, 2023	December 31, 2022	Increase/(Decrease)
	(in thousands)
Current assets	$160,999	$123,800	$37,199
Current liabilities	50,722	39,253	11,469
Working capital	$110,277	$84,547	$25,730
As of June 30, 2023, we had working capital of $110.3 million compared to working capital of $84.5 million as of December 31, 2022, representing an increase of $25.7 million, or 30%. The improvement in working capital was driven by an increase of $37.2 million in current assets partially offset by an increase of $11.5 million in current liabilities. The increase in current assets was primarily driven by an increase in cash and cash equivalents and short-term investments of $30.2 million, an increase in inventory of $5.1 million to support higher sales volume, and an increase in account receivable of $2.9 million from higher sales, partially offset by a decrease in prepaid expenses and other current assets of $1.0 million. The increase in current liabilities was primarily driven by an increase of $7.0 million in accounts payable and related party payables, an increase of $5.1 million in income taxes payable primarily due to the deferral of federal and California state income taxes under the Winter Storm Relief declared by the Internal Revenue Service, and an increase of $0.6 million in the current portion of operating lease liability, partially offset by a decrease in accrued expenses of $1.1 million and customer deposits of $0.3 million.
Cash Flows
The following table summarizes cash flow for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$31,053	$(7,746)
Net cash used in investing activities	(29,317)	(12,351)
Net cash provided by financing activities	480	17,115
Net change in cash and cash equivalents	$2,216	$(2,982)
Cash flows provided by (used in) operating activities. Net cash provided by operating activities was $31.1 million for the six months ended June 30, 2023, primarily the result of net income of $19.9 million, adjusted for certain non-cash items totaling $12.4 million, consisting mainly of depreciation and amortization, stock-based compensation, adjustments to accounts receivable and inventory reserves, write-off of inventory, impairment expense and loss on disposal of fixed assets, and amortization of operating right-of-use assets. In addition, cash decreased $1.2 million, primarily as a result of changes in working capital, which included an increase of $7.7 million in inventory build up to accommodate higher demand, an increase of $2.1 million in accounts receivable primarily due to higher sales, a decrease of $2.2 million in operating lease liability, and a decrease of $1.1 million in accrued expenses, partially offset by a decrease of $0.4 million in prepaid expenses, an increase of $6.2 million in accounts payable and related party payable, and an increase of $5.1 million in income taxes payable primarily due to the deferral of federal and California state income taxes under the Winter Storm Relief declared by the IRS. Net cash used in operating activities was $7.7 million for the six months ended June 30, 2022, primarily the result of net income of $15.1 million, adjusted for certain non-cash items totaling $7.7 million, consisting mainly of depreciation and amortization, stock-based compensation, adjustments to accounts receivable and inventory reserves, change in fair value of interest rate swap, loss on disposal of fixed assets, amortization of operating right-of-use assets and stock compensation expense. In addition, cash decreased $30.5 million, primarily as a result of changes in working capital, which included an increase of $27.5 million in inventory build up to accommodate higher demand, an increase of $6.8 million in accounts receivable stemming from higher sales, an increase of $1.7 million in prepaid expense, and a decrease of $1.8 million in operating lease liability from payments made towards lease obligations, partially offset by an increase of $5.4 million in accounts payable and accrued expenses, an increase of $1.2 million in related party payable, and an increase of $0.9 million in credit card payable and customer deposits.
Cash flows used in investing activities. Net cash used in investing activities was $29.3 million for the six months ended June 30, 2023, which primarily included $28.0 million in purchases of short-term investments, $4.0 million of net refund from joint venture investment, $3.8 million of deposits paid for the purchase of property and equipment, and $1.8 million paid to purchase property and equipment. Net cash used in investing activities was $12.4 million for the six months ended June 30, 2022, which included $7.6 million of deposits paid for the purchase of property and equipment, $4.0 million of investment made pursuant to the JV Agreement, and $1.6 million paid to purchase property and equipment.
Cash flows provided by financing activities. Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2023, which primarily included an additional borrowing under the 2027 Term Loan of $8.0 million, partially offset by payments on long-term debt of $0.5 million, and cash dividends paid to shareholders of $7.0 million. Net cash provided by financing activities was $17.1 million for the six months ended June 30, 2022, which included primarily net borrowings under the Line of Credit of $11.6 million, an additional borrowing under the 2026 Term Loan of $6.9 million, and a borrowing under the 2027 Term Loan of $20.6 million, partially offset by term loan repayments of $21.1 million, and noncontrolling interest tax withholding payment of $0.9 million.
Related Party Transactions
For a description of significant related party transactions, see Note 15 — Related Party Transactions in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses described in Part II—Item 9A of the Form 10-K for the year ended December 31, 2022 filed with SEC on March 16, 2023.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting for the material weaknesses in Part II—Item 9A of the Form 10-K for the year ended December 31, 2022 filed with SEC on March 16, 2023. The same material weaknesses continue to exist as of June 30, 2023. Each of the material weaknesses could result in a misstatement of certain account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that they had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Remediation Plan

As reported in the 2022 Form 10-K, we are engaged in remedial actions in response to the deficiencies discussed above, and we plan to continue efforts to improve internal control over financial reporting.

Actions Taken During the Year Ended December 31, 2022

The following remedial actions were taken in the prior fiscal year:

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

Actions Taken During the Three Months Ended March 31, 2023

The following remedial actions were taken in the first quarter of the current fiscal year:

•Improved the process of retaining evidence of sales arrangements with customers including adopting a required retention period for applicable customer purchase orders.

•Management held additional training for warehouse employees to appropriately perform and document the three-way match between sales orders, shipping documents, and sales invoices.

•Enhanced training programs for personnel that provide key information and perform key roles associated with ICFR. Management designed such training programs in order to improve the level of understanding of the design and proper implementation of controls by the control owners and to instruct such individuals on appropriate level of documentation practices for evidencing review, especially over the completeness and accuracy of underlying data and the precision level used in the review.

•Management enhanced controls requiring inventory adjustments to be reviewed and approved by the appropriate level of management and to be appropriately recorded and inventory costing analysis to be appropriately reviewed.

•Management adopted a Company-wide approval matrix that establishes clear guidelines on authority levels for all types of cash disbursement transactions.

Actions Taken During the Three Months Ended June 30, 2023

The following remedial actions were taken in the second quarter of the current fiscal year:

•Enhanced policies and procedures to improve Information Technology General Controls and the Company's overall IT environment. Examples of some of management's efforts include:

◦Adopted the policy and procedure to regularly perform a thorough review of user's access rights relating to the Company's significant information technology systems;
◦Maintained and monitored restrictions to user access where needed to allow for appropriate segregation of duties; and
◦Maintained and enforced procedures and controls around system development and change management.

•Management has reviewed user access and established appropriate reporting lines within the accounts payable department to ensure proper segregation of duties for and performance of controls and procedures including vendor master file changes and the three-way match between purchase orders, receiving documents, and vendor invoices.

Ongoing Remediation Efforts

The following remedial actions are currently in the process of being taken or completed:

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

Changes in Internal Control Over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Agreement by and between Lollicup USA Inc., Keary Global Ltd., Happiness Moon Co. Ltd., and Bio Earth Technology, dated May 8, 2023 (English Translation) (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).

10.2
Share Transfer Agreement by and between Lollicup USA Inc. and Keary Global Ltd., dated May 8, 2023 (English Translation) (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).

10.3
Change In Terms Agreement, dated June 20, 2023, by and between Lollicup USA Inc and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2023)

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

DATE: August 9, 2023	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)