Form 10-Q
period 2023-09-30
Karat Packaging Inc.
filed 2023-11-09
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on November 6, 2023 was 19,964,413 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents (including $7,770 and $2,022 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	$28,162	$16,041
Short-term investments (including $8,000 and $0 associated with variable interest entity at September 30, 2023, and December 31, 2022, respectively)	18,063	—
Accounts receivable, net of allowance for doubtful accounts of $430 and $1,260 at September 30, 2023 and December 31, 2022, respectively (including $0 and $6 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	33,984	29,912
Inventories	71,657	71,206
Prepaid expenses and other current assets (including $25 and $191 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	6,823	6,641
Total current assets	158,689	123,800
Property and equipment, net (including $44,489 and $45,399 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	96,690	95,568
Deposits	1,672	12,413
Goodwill	3,510	3,510
Intangible assets, net	333	353
Operating right-of-use assets	17,068	15,713
Other assets (including $55 and $38 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	2,002	818
Total assets	$279,964	$252,175
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $60 and $2 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	$19,384	$18,559
Accrued expenses (including $461 and $625 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	8,858	9,005
Related party payable	2,555	4,940
Income taxes payable	8,010	—
Customer deposits (including $116 and $165 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	803	1,281
Long-term debt, current portion (including $1,111 and $957 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	1,111	957
Operating lease liabilities, current portion	4,927	4,511
Other payables	49	—
Total current liabilities	45,697	39,253

	September 30, 2023	December 31, 2022
Deferred tax liability	5,156	5,156
Long-term debt, net of current portion and debt discount of $219 and $216 at September 30, 2023 and December 31, 2022, respectively (including $48,668 and $41,558 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively, and debt discount of $219 and $216 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	48,668	41,558
Operating lease liabilities, net of current portion	12,866	11,623
Other liabilities (including $1,302 associated with variable interest entity at both September 30, 2023 and December 31, 2022)	2,824	2,652
Total liabilities	115,211	100,242
Commitments and Contingencies (Note 17)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, at both September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,916,839 and 19,893,839 shares issued and outstanding, respectively, as of September 30, 2023 and 19,908,005 and 19,885,005 shares issued and outstanding, respectively, as of December 31, 2022	20	20
Additional paid in capital	86,620	85,792
Treasury stock, $0.001 par value, 23,000 shares at both September 30, 2023 and December 31, 2022	(248)	(248)
Retained earnings	67,773	56,118
Total Karat Packaging Inc. stockholders’ equity	154,165	141,682
Noncontrolling interest	10,588	10,251
Total stockholders’ equity	164,753	151,933
Total liabilities and stockholders’ equity	$279,964	$252,175
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$105,528	$109,996	$310,069	$330,290
Cost of goods sold	66,584	75,828	191,120	227,869
Gross profit	38,944	34,168	118,949	102,421
Operating expenses
Selling expense	8,004	9,413	25,500	28,218
General and administrative expense (including $702 and $665 associated with variable interest entity for the three months ended September 30, 2023 and 2022, respectively; $2,020 and $1,899 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	19,870	16,861	53,767	49,033
Impairment expense and (gain) loss, net, on disposal of machinery	(310)	(16)	2,231	(33)
Total operating expenses	27,564	26,258	81,498	77,218
Operating income	11,380	7,910	37,451	25,203
Other income (expense)
Rental income (including $235 and $239 associated with variable interest entity for the three months ended September 30, 2023 and 2022, respectively; and $721 and $715 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	259	239	781	715
Other income (expense), net	32	28	(58)	(235)
Gain on foreign currency transactions	455	369	350	1,352
Interest income (including $80 and $0 interest income associated with variable interest entity for the three months ended September 30, 2023 and 2022, respectively; and $278 and $2,160 interest income associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	454	—	1,040	2,160
Interest expense (including $528 and $470 interest expense associated with variable interest entity for the three months ended September 30, 2023 and 2022, respectively; and $1,499 and $1,379 interest expense associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	(536)	(493)	(1,516)	(1,576)
Total other income, net	664	143	597	2,416
Income before provision for income taxes	12,044	8,053	38,048	27,619
Provision for income taxes	2,904	1,900	9,045	6,323
Net income	9,140	6,153	29,003	21,296
Net income attributable to noncontrolling interest	75	57	431	2,189
Net income attributable to Karat Packaging Inc.	$9,065	$6,096	$28,572	$19,107
Basic and diluted earnings per share:
Basic	$0.46	$0.31	$1.44	$0.96
Diluted	$0.45	$0.31	$1.43	$0.96
Weighted average common shares outstanding, basic	19,890,646	19,809,417	19,888,244	19,808,813
Weighted average common shares outstanding, diluted	19,994,648	19,938,042	19,962,999	19,922,047
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	19,827,417	$20	(23,000)	$(248)	$83,694	$39,434	$122,900	$9,125	$132,025
Stock-based compensation	—	—	—	—	611	—	611	—	611
Exercise of common stock options	5,000	—	—	—	51	—	51	—	51
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(387)	(387)
Net income	—	—	—	—	—	6,667	6,667	1,276	7,943
Balance, March 31, 2022	19,832,417	$20	(23,000)	$(248)	$84,356	$46,101	$130,229	$10,014	$140,243
Stock-based compensation	—	—	—	—	565	—	565	—	565
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(487)	(487)
Net income	—	—	—	—	—	6,344	6,344	856	7,200
Balance, June 30, 2022	19,832,417	$20	(23,000)	$(248)	$84,921	$52,445	$137,138	$10,383	$147,521
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	—	—	—	—	598	—	598	—	598
Stock-based compensation	—	—	—	—	—	—	—	(190)	(190)
Net income	—	—	—	—	—	6,096	6,096	57	6,153
Balance, September 30, 2022	19,832,417	$20	(23,000)	$(248)	$85,519	$58,541	$143,832	$10,250	$154,082

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	19,908,005	$20	(23,000)	$(248)	$85,792	$56,118	$141,682	$10,251	$151,933
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	2,452	—	—	—	(14)	—	(14)	—	(14)
Stock-based compensation	—	—	—	—	277	—	277	—	277
Net income	—	—	—	—	—	9,005	9,005	181	9,186
Balance, March 31, 2023	19,910,457	$20	(23,000)	$(248)	$86,055	$65,123	$150,950	$10,432	$161,382
Cash dividends declared ($0.35 per share)	—	—	—	—	—	(6,965)	(6,965)	—	(6,965)
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	582	—	—	—	(4)	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	216	—	216	—	216
Net income	—	—	—	—	—	10,502	10,502	175	10,677
Balance, June 30, 2023	19,911,039	$20	(23,000)	$(248)	$86,267	$68,660	$154,699	$10,607	$165,306
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(9,952)	(9,952)	—	(9,952)
Stock-based compensation	—	—	—	—	250		250	—	250
Exercise of stock options	5,800	—	—	—	103	—	103	—	103
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	—	9,065	9,065	75	9,140
Balance, September 30, 2023	19,916,839	$20	(23,000)	$(248)	$86,620	$67,773	$154,165	$10,588	$164,753
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$29,003	$21,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $910 associated with variable interest entity for both the nine months ended September 30, 2023 and 2022)	8,058	7,752
Adjustments to allowance for doubtful accounts	(673)	1,112
Adjustments to inventory reserve	(27)	441
Write-off of inventory	3,225	—
Impairment of deposits	523	—
Loss (gain), net, on disposal of machinery and equipment	1,708	(33)
Change in fair value of interest rate swap (including $0 and $2,159 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	—	(2,159)
Amortization of loan fees (including $41 and $28 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	57	28
Accrued interest on certificates of deposit	(63)	—
Stock-based compensation	743	1,774
Amortization of operating right-of-use assets	3,617	2,897
(Increase) decrease in operating assets
Accounts receivable (including $6 and $21 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	(3,399)	(5,068)
Inventories	(3,649)	(15,255)
Prepaid expenses and other current assets (including $22 and $396 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	431	(2,264)
Other assets (including $34 and $458 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	(75)	(43)
Increase (decrease) in operating liabilities
Accounts payable (including $57 and $470 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	1,701	459
Accrued expenses (including $163 and $414 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	(147)	1,130
Related party payable	(2,385)	2,855
Income taxes payable	8,010	111
Customer deposits (including $49 and $156 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	(478)	(29)
Operating lease liability	(3,313)	(2,897)
Other liabilities (including $0 and $1 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	172	150
Other payables	49	242
Net cash provided by operating activities	$43,088	$12,499

	Nine Months Ended September 30,
	2023	2022
Cash flows from investing activities
Purchases of property and equipment	(2,870)	(2,007)
Proceeds from disposal of property and equipment	605	76
Payments for costs incurred from sale of machinery and equipment	(189)	—
Deposits paid for joint venture investment	(2,900)	(4,000)
Deposits refunded from joint venture investment	6,900	—
Deposit refund from cancelled property and equipment purchase	503	—
Deposits paid for property and equipment	(5,390)	(11,471)
Proceeds from settlement of interest rate swap (including $0 and $825 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	—	825
Purchase of short-term investments (including $8,000 and $0 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	(28,000)	—
Redemption of short-term investments	10,000	—
Net cash used in investing activities	$(21,341)	$(16,577)
Cash flows from financing activities
Proceeds from line of credit	—	21,100
Payments on line of credit	—	(21,100)
Proceeds from long-term debt (including $8,000 and $27,477 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	8,000	27,477
Payments for lender fees	(61)	—
Payments on long-term debt (including $733 and $21,338 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	(733)	(21,338)
Tax withholding on vesting of restricted stock units	(18)	—
Proceeds from exercise of common stock options	103	51
Dividends paid to shareholders	(16,917)	—
Payments of noncontrolling interest tax withholding (including $0 and $1,064 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	—	(1,064)
Net cash (used in) provided by financing activities	$(9,626)	$5,126
Net increase in cash and cash equivalents	12,121	1,048
Cash and cash equivalents
Beginning of period	$16,041	$6,483
End of period	$28,162	$7,531
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$8,953	$6,639
Non-cash purchases of property and equipment	$71	$—
Supplemental disclosures of cash flow information:
Cash paid for income tax	$309	$7,069
Cash paid for interest	$1,493	$1,541
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
The Company currently operates manufacturing facilities and distribution and fulfillment centers in Chino, California; Rockwall, Texas and Kapolei, Hawaii. In addition, the Company operates seven other distribution centers located in Sumner, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; City of Industry, California, Aurora, Illinois; and Sugar Land, Texas.
2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023.
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Global Wells. See Note 9 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of September 30, 2023.
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
Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•At September 30, 2023, the Company had money market accounts and short-term investments classified as Level 1 within the fair value hierarchy. The short-term investments comprise of certificates of deposits with an original maturity of longer than 90 days and are reported at their carrying value as current assets on the condensed consolidated balance sheet. The carrying value of these short-term investments approximates fair value as they were purchased near or on September 30, 2023. At December 31, 2022, the Company had money market accounts classified as Level 1 within the fair value hierarchy, and reported as current assets on the condensed consolidated balance sheet.
The following table summarizes the Company’s fair value measurements by level at September 30, 2023:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$19,024	$—	$—
Short-term investments	18,063	—	—
Fair value, September 30, 2023	$37,087	$—	$—
The following table summarize the Company’s fair value measurements by level at December 31, 2022:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$10,609	$—	$—
Fair value, December 31, 2022	$10,609	$—	$—

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued and other liabilities and other payables at September 30, 2023 and December 31, 2022, approximated fair value

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	September 30, 2023
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,640	$19,496
2027 Term Loan	28,139	27,090
	$49,779	$46,586

	December 31, 2022
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$22,079	$20,115
2027 Term Loan	20,436	18,918
	$42,515	$39,033
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which adds to US GAAP an impairment model known as the current expected credit loss ("CECL") model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of US GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The FASB subsequently issued ASU 2019-10 (Topic 326), “Financial Instruments-Credit Losses: Effective Dates” which amends the effective date for SEC filers that are eligible to be ‘smaller reporting companies’, non-SEC filers and all other companies, including not-for-profit companies and employee benefit plans. The Company adopted this new standard using the modified retrospective adoption method beginning with its first quarter in 2023. The application of this new standard did not have a material impact on its consolidated financial statements.
3. Goodwill
The following table summarizes the activity in the Company's goodwill from December 31, 2022 to September 30, 2023:

(in thousands)
Balance at December 31, 2022	$3,510
Goodwill acquired	—
Balance at September 30, 2023	$3,510
4. Joint Venture
On April 6, 2022, the Company entered into a joint venture agreement (the "JV Agreement") to establish a new corporation, Bio Earth, to build a bagasse factory in Taiwan. The JV Agreement stipulated an investment by the Company of approximately $6,500,000 for a 49% interest in Bio Earth. Through December 31, 2022, the Company made net

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
payments totaling $4,000,000 under the JV Agreement. During the three months ended March 31, 2023, the Company made additional payments of $2,900,000 and received a refund of $900,000 under the JV Agreement.
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
As of the end of the second quarter of 2023, the Company had completed the Share Transfer to Keary Global and received the total consideration of $6,100,000 in full.
See Note 15 — Related Party Transactions for further discussion on our business activities with Keary Global.
5. Inventories
Inventories consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$9,427	$18,061
Semi-finished goods	2,413	1,850
Finished goods	60,539	52,044
Subtotal	72,379	71,955
Less inventory reserve	(722)	(749)
Total inventories	$71,657	$71,206
The Company incurred inventory adjustments and write-off of $281,000 and $3,225,000 for the three and nine months ended September 30, 2023, respectively. There were no inventory adjustments and write-offs for the three and nine months ended September 30, 2022. Included within the amount for the nine months ended September 30, 2023, was a $1,710,000 write-off of raw materials, as the Company disposed of certain machinery and equipment in executing the strategy to scale back production in certain locations. Inventory adjustments and write-offs are included in cost of goods sold on the accompanying condensed consolidated statements of income. See Note 14 — Impairment Expense and (Gain) Loss, Net, on Disposal of Machinery for further discussion about the disposal of machinery.
6. Property and Equipment

	September 30, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$70,150	$70,234
Leasehold improvements	19,070	19,063
Vehicles	7,480	6,725
Furniture and fixtures	1,141	1,016
Building	38,505	36,599
Land	11,907	11,907
Computer hardware and software	593	593
	148,846	146,137
Less: accumulated depreciation and amortization	(52,156)	(50,569)
Total property and equipment, net	$96,690	$95,568

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization expense on property and equipment was $2,701,000 and $2,597,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense on property and equipment was $8,038,000 and $7,732,000 for the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.
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
The Company had no borrowings outstanding under the Line of Credit as of both September 30, 2023 and December 31, 2022. The amount issued under the standby letter of credit was $3,736,000 and $1,070,000 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the maximum remaining amount that could be borrowed under the Line of Credit was $36,264,000. As of both September 30, 2023 and December 31, 2022, the Company was in compliance with the financial covenants under the Line of Credit.
8. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued miscellaneous expenses	$2,368	$1,646
Accrued interest	73	108
Accrued payroll	1,180	1,586
Accrued vacation and sick pay	834	543
Accrued shipping expenses	1,478	1,918
Accrued professional services fees	499	600
Accrued property tax	876	1,164
Accrued sale taxes and use taxes	1,021	992
Accrued sales discount	529	448
Total accrued expenses	$8,858	$9,005

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
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
	$21,711	$22,168
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
	$28,287	$20,563
Long-term debt	49,998	42,731
Less: unamortized loan fees	(219)	(216)
Less: current portion	(1,111)	(957)
Long-term debt, net of current portion	$48,668	$41,558
At September 30, 2023, future maturities are:

(in thousands)
2023 (remainder)	$277
2024	1,122
2025	1,179
2026	20,798
2027	26,622
$49,998

The 2027 Loan was a refinance in June 2022 from a previous $21,580,000 term loan, and was accounted for as a debt modification. The Company was in compliance with all of its financial covenants as of both September 30, 2023 and December 31, 2022.
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
For the nine months ended September 30, 2022, Global Wells recognized $2,159,000 (including the gain on settlement) as interest income related to the interest rate swap.

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

As of September 30, 2023, a total of 1,334,017 shares of common stock were available for further award grants under the Plan. For the three months ended September 30, 2023 and 2022, the Company recognized a total of $250,000 and $598,000 in stock-based compensation expense, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized a total of $743,000 and $1,774,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally three (3) years for both the restricted stock units and stock options.
Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended September 30, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	420,000	$18.6	8.8	$—
Exercised	(5,800)	$17.7
Forfeited	(10,000)	$18.9
Outstanding at September 30, 2023	404,200	$18.6	8.1	$1,807
Vested and expected to vest at September 30, 2023	404,200	$18.6	8.1	$1,807
Exercisable at September 30, 2023	130,867	$18.6	8.1	$581
There were no stock options granted during the nine months ended September 30, 2023. At September 30, 2023, total remaining stock-based compensation cost for unvested stock options under the Plan was approximately $282,000. The cost is expected to be recognized over a weighted-average period of 1.0 year.
The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on September 30, 2023, multiplied by the number of shares per each option.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company issued restricted stock units to its employees. The following table summarizes the unvested restricted stock units for the nine months ended September 30, 2023:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	82,146	11.47
Vested	(4,550)	16.64
Forfeited	(1,667)	10.00
Unvested at September 30, 2023	75,929	11.19
There were no restricted stock units granted during the nine months ended September 30, 2023. At September 30, 2023, total remaining stock-based compensation cost for unvested restricted stock units was approximately $39,000. The cost is expected to be recognized over a weighted-average period of 0.6 years.
12. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$9,065	$6,096	$28,572	$19,107
Weighted average number of common shares in issue	19,891	19,809	19,888	19,809
Basic earnings per share	$0.46	$0.31	$1.44	$0.96
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
The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$9,065	$6,096	$28,572	$19,107
Weighted average number of common shares in issue	19,891	19,809	19,888	19,809
Dilutive shares
Stock options and restricted stock units	104	129	75	113
Adjusted weighted average number of common shares	19,995	19,938	19,963	19,922
Diluted earnings per share	$0.45	$0.31	$1.43	$0.96
For the three months ended September 30, 2023 and 2022, a total of 0 and 434,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share. For the nine months ended September 30, 2023 and 2022, a total of 285,000 and 452,000 shares of

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.
13. Leases
The Company primarily leases manufacturing facilities, distribution centers and office spaces with lease terms expiring through 2031. The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating lease expense	$1,606	$1,336	$4,454	$3,256
Short-term lease expense	106	4	143	14
Variable lease expense	260	212	750	501
Total lease expense	$1,972	$1,552	$5,347	$3,771
For the three months ended September 30, 2023 and 2022, rent expense included in operating expenses was $1,653,000 and $1,260,000, respectively, and rent expense included in cost of goods sold was $319,000 and $292,000, respectively. For the nine months ended September 30, 2023 and 2022, rent expense included in operating expenses was $4,542,000 and $2,974,000, respectively, and rent expense included in cost of goods sold was $805,000 and $797,000, respectively.
The following table presents supplemental information related to operating leases:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	4.41 years	4.27 years
Weighted average discount rate	5.8%	5.3%

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$4,129	$3,120
As of September 30, 2023, future lease payments under operating leases were as follows:

(in thousands)
2023 (remainder)	$1,544
2024	5,254
2025	3,928
2026	4,044
2027	2,711
Thereafter	2,885
Total future lease payments	20,366
Less: imputed interest	2,573
Total lease liability balance	$17,793
In September 2020, Global Wells entered into an operating lease with an unrelated party as the landlord. The lease generates monthly rental payments from $58,000 to $61,000 over the lease term of 38 months beginning September 9,

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2020. The lease was extended for a period of two additional years beginning November 1, 2023, and will generate monthly rental payments from $62,000 to $65,000. The expected rental income is $185,000 for the remaining three months of the year ending December 31, 2023, and $739,000 and $616,000 for the years ending December 31, 2024, and 2025, respectively.
14. Impairment Expense and (Gain) Loss, Net, on Disposal of Machinery and Equipment
In February 2023, the Company started to execute a strategy to increase imports and scale back manufacturing in certain locations. The Company subsequently reached an agreement with two unrelated third-party vendors in Taiwan to sell them certain of its manufacturing machinery and equipment. The sale of these assets occurred in the second and third quarter of 2023. During the same period, the Company also cancelled certain equipment purchase commitments that it had previously paid deposits towards, and disposed of certain machinery and equipment through abandonment.
The Company recognized the following amounts related to impairment expense and (gain) loss, net, on disposal of machinery:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
(Gain) loss, net, on disposal of machinery in scaling back manufacturing	$(310)	$—	$1,612	$—
(Gain) loss, net, on disposal of machinery within normal course of business	—	(16)	96	(33)
(Gain) Loss, net, on disposal	(310)	(16)	1,708	(33)
Impairment of deposits	—	—	523	—
Impairment expense and (gain) loss, net, on disposal of machinery	$(310)	$(16)	$2,231	$(33)
15. Related Party Transactions
Keary Global Ltd. ("Keary Global") owns 250,004 shares of the Company's common stock as of September 30, 2023, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At September 30, 2023 and December 31, 2022, the Company has accounts payable due to Keary Global and Keary International of $2,555,000 and $4,940,000, respectively. Purchases for the three months ended September 30, 2023 and 2022 from this related party were $7,371,000 and $7,336,000, respectively. Purchases for the nine months ended September 30, 2023 and 2022 from this related party were $32,384,000 and $33,051,000, respectively.
See Note 4 — Joint Venture for discussion on our share transfer agreement with Keary Global.
16. Income Taxes
For the three months ended September 30, 2023 and 2022, the Company's income tax expense was $2,904,000 and $1,900,000, with effective tax rate of 24.1% and 23.6%, respectively. For the nine months ended September 30, 2023 and 2022, the Company's income tax expense was $9,045,000 and $6,323,000, with effective tax rate of 23.8% and 22.9%, respectively. For both the three and nine months ended September 30, 2023 and 2022, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes.
In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of September 30, 2023, based on the available evidence, the Company did not record any valuation allowance.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company remains subject to the Internal Revenue Services ("IRS") examination for the 2019 through 2022 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2018 through 2021 tax years. As of September 30, 2023, and December 31, 2022, the Company did not have any unrecognized tax benefit.
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
In March 2023, the IRS announced the Winter Storm Relief that allowed for taxpayers in California affected by severe winter storms, flooding, landslides, and mudslides to have until November 15, 2023, to file various individual and business tax returns and make tax payments. The Company took advantage of this tax relief in the current year.
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

18. Secondary Offering
On September 12, 2023, certain selling stockholders completed a secondary public offering of shares of the Company's common stock. The Company did not receive any of the proceeds from the sale of these shares by the selling stockholders. The Company incurred offering transaction costs of $453,000, which were recognized in general and administrative expense in the condensed consolidated statement of income.
19. Subsequent Events
In October 2023, the Company made tax payments totaling approximately $9,600,000 related to the current year quarterly estimate tax payments that were previously deferred under the Winter Storm Relief declared by the IRS. See Note 16 — Income Taxes for details on this tax relief.
In October 2023, Global Wells made a pro rata distribution of approximately $3,956,000, net of all applicable withholding taxes, to its four members.
In October 2023, the Company received deposit refund of $1,272,000 related to the cancellation of a machinery purchase.
In October 2023, the Company signed an amended and restated lease agreement for a 98,000 square-foot distribution facility in Puyallup, Washington for a term of 64-months, which amended, restated and superseded the lease dated June 15, 2023. The lease term is expected to commence in November 2023 pending completion of certain landlord work or an earlier date as mutually agreed-upon between the Company and the landlord. Under the lease agreement, monthly base lease payments range from $94,000 to $115,000 after an initial rent abatement period.
On November 6, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share on the Company's common stock, which will be paid on or around November 30, 2023 to shareholders of record at the close of business on November 20, 2023.

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
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate seven other distribution centers located in Sumner, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; City of Industry, California; Aurora, Illinois; and Sugar Land, Texas. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, Houston, Dallas, New York, Seattle, Atlanta, Chicago and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.
Business Highlights and Trends
•We recorded net sales of $105.5 million and $310.1 million for the three and nine months ended September 30, 2023, respectively.
•Our gross margin expanded to 36.9% and 38.4% for the three and nine months ended September 30, 2023, respectively, a 580 and 740 basis points increase from the three and nine months ended September 30, 2022, respectively. The gross margin for the nine months ended September 30, 2023 included the impact of 60 basis points due to the write-off $1.7 million of certain raw materials as we disposed of certain machinery and equipment in executing our plan to scale back production in certain locations.
•We recorded net income of $9.1 million and $29.0 million for the three and nine months ended September 30, 2023, respectively, an increase of 49% and 36% compared to three and nine months ended September 30, 2022, respectively. We achieved net income margin of 8.7% and 9.4% for the three and nine months ended September 30, 2023, respectively, a 310 and 300 basis points increase from the three and nine months ended September 30, 2022, respectively. Net income for the nine months ended September 30, 2023 included $2.1 million in impairment expense and loss, net, on disposal of machinery as we executed our strategy to scale back manufacturing in certain locations, and $1.7 million in raw materials write-off, as discussed above.
•We generated net cash from operating activities of $12.0 million and $43.1 million for the three and nine months ended September 30, 2023, respectively, compared to $20.2 million and $12.5 million in the three and nine months ended September 30, 2022, respectively.
•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $15.2 million and $51.6 million for the three and nine months ended September 30, 2023, respectively, a 30% and 41% increase from the three and nine months ended September 30, 2022, respectively.
•Our Adjusted EBITDA margin, a non-GAAP measure defined below, expanded to 14.4% and 16.6% for the three and nine months ended September 30, 2023, respectively, an increase of 370 and 550 basis points from the three and nine months ended September 30, 2022, respectively.
•We had financial liquidity of $64.4 million and additional short-term investments of $18.1 million as of September 30, 2023. On November 6, 2023, our Board of Directors declared the quarterly cash dividend and increased it to $0.20 per share on our common stock, which will be paid on or around November 30, 2023 to shareholders of record at the close of business on November 20, 2023.
•During the second quarter of 2023, we closed the sale of our equity interest in Bio Earth and had received total consideration of $6.1 million, which comprised of our original deposits plus accrued interest.

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
•Environmental concerns regarding disposable products, broadly, have resulted in a number of significant changes that are specific to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive long-lasting impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products. Sale of eco-friendly products represented approximately 33% of total sales in the third quarter of 2023, compared to 27% in the prior year quarter.
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
Results of Operations
The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net sales	$105,528	$109,996	$310,069	$330,290
Cost of goods sold	66,584	75,828	191,120	227,869
Gross profit	38,944	34,168	118,949	102,421
Operating expenses	27,564	26,258	81,498	77,218
Operating income	11,380	7,910	37,451	25,203
Other income	664	143	597	2,416
Provision for income taxes	2,904	1,900	9,045	6,323
Net income	$9,140	$6,153	$29,003	$21,296
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net sales
Net sales were $105.5 million for the three months ended September 30, 2023 compared to $110.0 million for the three months ended September 30, 2022, a decrease of $4.5 million, or 4%. This decrease is primarily made up of $10.4 million from unfavorable year-over-year pricing comparison, as we actively passed on savings from ocean freight and raw materials costs to customers and $1.8 million from lower logistic services and shipping revenue, partially offset by $7.7 million from an increase in volume and change in product mix.
Cost of goods sold
Cost of goods sold was $66.6 million for the three months ended September 30, 2023 compared to $75.8 million for the three months ended September 30, 2022, a decrease of $9.2 million, or 12%. The decrease was primarily attributable to a reduction of $8.0 million in freight and duty costs to acquire inventory from overseas as a result of lower ocean freight rate, and a decrease of $1.9 million in product costs due to lower sales in the current period combined with reduced pricing on certain raw materials used in production as well as some imported finished goods, partially offset by an increase of $0.5 million in inventory reserves adjustments.
Gross profit

Gross profit was $38.9 million for the three months ended September 30, 2023 compared to $34.2 million for the three months ended September 30, 2022, an increase of $4.8 million, or 14%. Gross margin increased to 36.9% for the three months ended September 30, 2023, compared to 31.1% for the three months ended September 30, 2022. Despite the unfavorable impact from price reductions, gross margin benefited from a significant decrease in ocean freight costs, which as a percentage of net sales was 7.9% during the three months ended September 30, 2023, down from 14.8% during the three months ended September 30, 2022. Additional margin expansion factors also included strong United States Dollar against Taiwan New Dollar, and our efforts to scale back manufacturing in the U.S. in favor of imports which carry higher margin.
Operating expenses

Operating expenses were $27.6 million for the three months ended September 30, 2023 compared to $26.3 million for the three months ended September 30, 2022, an increase of $1.3 million, or 5%. The increase was primarily due to an increase of $1.4 million in labor costs primarily due to workforce expansion and the shift towards import as we reduced production but increased warehouse headcount, an increase of $0.6 million in marketing expense as we increased online marketing efforts to grow our e-commerce sales channel, an increase of $0.6 million in professional expenses primarily due to transaction costs incurred in connection with the secondary offering, and an increase of $0.3 million in rental expense primarily due to additional leased warehouses as we continued to expand our distribution capabilities. These increases were partially offset by a decrease of $1.7 million in shipping and transportation costs due to lower shipping rates. See Note 18 - Secondary Offering for further information.

Operating income

Operating income was $11.4 million for the three months ended September 30, 2023 compared to $7.9 million for the three months ended September 30, 2022, an increase of $3.5 million, or 44%. The increase was primarily due to an increase in gross profit of $4.8 million, partially offset by an increase in operating expenses of $1.3 million, as discussed above.
Other income, net

Other income, net was $0.7 million for the three months ended September 30, 2023 compared to $0.1 million for the three months ended September 30, 2022. The increase of $0.5 million was primarily due to an increase in interest income of $0.5 million.
Provision for income taxes
Provision for income taxes was $2.9 million for the three months ended September 30, 2023 compared to $1.9 million for the three months ended September 30, 2022, an increase of $1.0 million, or 53%. The Company’s effective tax rate was 24.1% for the three months ended September 30, 2023 compared to 23.6% for the three months ended September 30, 2022 primarily due to the change in the non-taxable non-controlling interest income.
Net income
Net income was $9.1 million for the three months ended September 30, 2023 compared to $6.2 million for the three months ended September 30, 2022, an increase of $3.0 million, or 49%. The increase was primarily driven by an increase in operating income of $3.5 million, and an increase in other income, net of $0.5 million, partially offset by an increase in the provision for income taxes of approximately $1.0 million, as discussed above.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net sales
Net sales were $310.1 million for the nine months ended September 30, 2023 compared to $330.3 million for the nine months ended September 30, 2022, a decrease of $20.2 million, or 6%. This decrease is primarily made up of $22.6 million from unfavorable year-over-year pricing comparison, as we actively passed on savings from ocean freight and raw materials costs to customers and $6.2 million from lower logistic services and shipping revenue, partially offset by $8.6 million from an increase in volume and change in product mix.
Cost of goods sold
Cost of goods sold was $191.1 million for the nine months ended September 30, 2023 compared to $227.9 million for the nine months ended September 30, 2022, a decrease of $36.7 million, or 16%. The decrease was primarily attributable to a reduction of $31.4 million in freight and duty costs to acquire inventory from overseas as a result of lower ocean freight rate, and a decrease of $8.0 million in product costs due to lower sales in the current period combined with reduced pricing on certain raw materials used in production as well as some imported finished goods. These decreases were partially offset by a $1.7 million write-off of raw materials in 2023 as we disposed of certain machinery and equipment in executing the plan to scale back production in the U.S.
Gross profit

Gross profit was $118.9 million for the nine months ended September 30, 2023 compared to $102.4 million for the nine months ended September 30, 2022, an increase of $16.5 million, or 16%. Gross margin was 38.4% for the nine months ended September 30, 2023, including a 60-basis-point impact from the write-off of raw materials associated with the disposal of certain machinery as discussed above, compared to 31.0% for the nine months ended September 30, 2022. Despite the unfavorable impact from the inventory write-offs and price reductions, gross margin benefited from a significant decrease in ocean freight costs, which as a percentage of net sales was 6.7% during the nine months ended September 30, 2023, down from 15.8% during the nine months ended September 30, 2022. Additional margin expansion factors also included strong United States Dollar against Taiwan New Dollar, and our efforts to scale back manufacturing in the U.S. in favor of imports which carry higher margin and improve operating efficiencies.
Operating expenses

Operating expenses were $81.5 million for the nine months ended September 30, 2023 compared to $77.2 million for the nine months ended September 30, 2022, an increase of $4.3 million, or 6%. The operating expenses for the nine months ended September 30, 2023 included impairment expense and loss, net, on disposal of machinery of $2.2 million due to our scaling back manufacturing in the U.S. Additionally, the increase in operating expenses was also attributable to an increase of $3.6 million in labor costs primarily due to workforce expansion and the shift towards import as we reduced production but increased warehouse headcount, an increase of $2.1 million in marketing expense as we increased online marketing efforts to grow our e-commerce sales channel, an increase of $1.2 million in rental expense as we continued to expand our distribution capabilities. These increases were partially offset by a decrease of $4.0 million in shipping and transportation costs due to lower shipping rates, a decrease of $1.0 million in in stock-based compensation expense, and a decrease of $0.9 million in bad debt expense.

Operating income

Operating income was $37.5 million for the nine months ended September 30, 2023 compared to $25.2 million for the nine months ended September 30, 2022, an increase of $12.2 million, or 49%. The increase was primarily due to an increase in gross profit of $16.5 million, partially offset by an increase in operating expenses of $4.3 million, as discussed above.
Other income, net

Other income, net was $0.6 million for the nine months ended September 30, 2023 compared to $2.4 million for the nine months ended September 30, 2022. The decrease of $1.8 million was primarily due to a decrease in the gain on foreign currency transactions of $1.0 million and a decrease in interest income of $1.1 million. Interest income was $1.0 million during the nine months ended September 30, 2023, which was primarily earned on cash and cash equivalents and short-term investments. Interest income during the nine months ended September 30, 2022 represented a gain associated with an interest rate swap of $2.2 million.
Provision for income taxes
Provision for income taxes was $9.0 million for the nine months ended September 30, 2023 compared to $6.3 million for the nine months ended September 30, 2022, an increase of $2.7 million, or 43%. The Company’s effective tax rate was 23.8% for the nine months ended September 30, 2023 compared to 22.9% for the nine months ended September 30, 2022 primarily due to the change in the non-taxable non-controlling interest income.
Net income
Net income was $29.0 million for the nine months ended September 30, 2023 compared to $21.3 million for the nine months ended September 30, 2022, an increase of $7.7 million, or 36%. The increase was primarily driven by an increase in operating income of $12.2 million, partially offset by a decrease in other income, net of $1.8 million and an increase in the provision for income taxes of approximately $2.7 million, as discussed above.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) secondary offering transaction costs, (vii) write-off of certain inventory items outside the normal course of business, and (viii) impairment expense and (gain) loss, net, on disposal of machinery outside the normal course of business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.
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
Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation or as alternatives to net income or cash flows from operating activities and net income margin or other measures determined in accordance with US GAAP. Also, Adjusted EBITDA and Adjusted EBITDA margin are not necessarily comparable to similarly titled measures presented by other companies.
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Three Months Ended September 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin (Unaudited)	2023		2022
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$9,140	8.7%	$6,153	5.6%
Add (deduct):
Interest income	(454)	(0.4)	—	—
Interest expense	536	0.5	493	0.4
Provision for income taxes	2,904	2.8	1,900	1.7
Depreciation and amortization	2,708	2.6	2,604	2.5
Stock-based compensation expense	250	0.2	598	0.5
Secondary offering transaction costs (2)	453	0.4	—	—
Gain on disposal of machinery (1)	(310)	(0.4)	—	—
Adjusted EBITDA	$15,227	14.4%	$11,748	10.7%

	Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin (Unaudited)	2023		2022
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$29,003	9.4%	$21,296	6.4%
Add (deduct):
Interest income	(1,040)	(0.3)	(2,160)	(0.7)
Interest expense	1,516	0.5	1,576	0.5
Provision for income taxes	9,045	2.9	6,323	1.9
Depreciation and amortization	8,058	2.6	7,752	2.4
Stock-based compensation expense	743	0.2	1,774	0.6
Secondary offering transaction costs (2)	453	0.1	—	—
Write-off of inventory (1)	1,710	0.6	—	—
Impairment expense and loss, net, on disposal of machinery (1)	2,135	0.6	—	—
Adjusted EBITDA	$51,623	16.6%	$36,561	11.1%
(1) The write-off of inventory and impairment expense and (gain) loss, net, on disposal of machinery represent costs incurred in connection with the scaling back of production in the U.S. As part of the execution of this strategy, certain machinery and equipment was disposed of or impaired, and raw materials associated with those machinery and equipment were written-off.
(2) Secondary offering transaction costs represent legal and professional fees incurred in connection with the completion of the secondary offering, which were directly related to the offering and were incremental to our normal operating expenses.

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
As described in Note 7 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 14, 2023, we amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%. On June 20, 2023, we amended the Line of Credit which increased the standby letter of credit sublimit from $2 million to $5 million. As of September 30, 2023, the amount issued under the standby letter of credit was $3.7 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $36.3 million.
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
Additionally, as of September 30, 2023, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of September 30, 2023, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of September 30, 2023, we had no outstanding balance on the Line of Credit, $28.3 million in outstanding balance under the 2027 Term Loan, and $21.7 million in outstanding balance under the 2026 Term Loan.
As described in Note 4 — Joint Venture in the Notes to the condensed consolidated financial statements, we entered into a joint venture agreement (the "JV Agreement") in April 2022 to establish a new corporation, Bio Earth, to build a bagasse factory in Taiwan. Through March 31, 2023, we had made net payments totaling $6.0 million as stipulated in the JV Agreement. In May 2023, we entered into a share transfer agreement to sell all of our equity interest in Bio Earth to Keary Global. Concurrent with the share transfer agreement, the Company also entered into an agreement with Keary Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the share transfer. As of the end of the second quarter of 2023, the share transfer to Keary Global had been completed and we received the full amount of the total consideration owed to us in connection with the sale of our equity interest in Bio Earth of $6.1 million, representing the original deposits totaling $6.0 million plus interest which accrued at 5% per annum.

Additionally, as described in Note 19 — Subsequent Events in the Notes to the condensed consolidated financial statements, on November 6, 2023, our Board of Directors declared a regular quarterly dividend of $0.20 per share on our common stock, which will be paid on or around November 30, 2023 to shareholders of record at the close of business on November 20, 2023. Prior to this, we paid out special and regular quarterly dividend totaling $16.9 million in the current fiscal year.
As described in Note 14 — Impairment Expense and (Gain) Loss, Net, on Disposal of Machinery, in February 2023, management started to pivot into a more asset-light growth model by increasing import and scaling back manufacturing in certain locations. As part of the execution of this strategy, management reached an agreement with two unrelated third-party vendors in Taiwan to sell them certain of our manufacturing machinery and equipment. We also cancelled certain equipment purchase commitments that we had previously paid deposits towards. We expanded our efforts to scale back manufacturing across all U.S. manufacturing facilities in the third and fourth quarter of 2023. As of September 30, 2023, we had received $0.5 million in deposit refunds and $0.6 million from sale of the machinery and equipment. We expect to receive approximately $1.9 million in additional net cash proceeds from sale of the various manufacturing equipment in the next 12 months.
As described in Note 16 — Income Taxes, in March 2023, the Internal Revenue Service ("IRS"), under the Winter Storm Relief, announced that taxpayers in California affected by severe winter storms, flooding, landslides, and mudslides have until November 15, 2023, to file various individual and business tax returns and make tax payments. We took advantage of this tax relief and deferred current year quarterly estimate tax payment until October 2023 when we made a tax payment of approximately $9.6 million.
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
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at September 30, 2023 compared to December 31, 2022:

	September 30, 2023	December 31, 2022	Increase/(Decrease)
	(in thousands)
Current assets	$158,689	$123,800	$34,889
Current liabilities	45,697	39,253	6,444
Working capital	$112,992	$84,547	$28,445
As of September 30, 2023, we had working capital of $113.0 million compared to working capital of $84.5 million as of December 31, 2022, representing an increase of $28.4 million, or 34%. The improvement in working capital was driven by an increase of $34.9 million in current assets partially offset by an increase of $6.4 million in current liabilities. The increase in current assets was primarily driven by an increase in cash and cash equivalents and short-term investments of $30.2 million and an increase in account receivable of $4.1 million. The increase in current liabilities was primarily driven by an increase of $8.0 million in income taxes payable primarily due to the deferral of federal and California state income taxes under the Winter Storm Relief declared by the Internal Revenue Service partially offset by a decrease of $1.6 million in accounts payable and related party payables.
Cash Flows
The following table summarizes cash flow for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$43,088	$12,499
Net cash used in investing activities	(21,341)	(16,577)
Net cash (used in) provided by financing activities	(9,626)	5,126
Net change in cash and cash equivalents	$12,121	$1,048
Cash flows provided by operating activities. Net cash provided by operating activities was $43.1 million for the nine months ended September 30, 2023, primarily the result of net income of $29.0 million, adjusted for certain non-cash items totaling $17.2 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, write-off of inventory, loss, net, on disposal of machinery, stock-based compensation, adjustments to allowance for doubtful accounts, and impairment of deposit. In addition, cash decreased $3.1 million, primarily as a result of changes in working capital, which included a decrease of $3.6 million from inventory build-up, a decrease of $3.4 million from an increase in accounts receivable, a decrease of $3.3 million from a reduction in operating lease liabilities, and a decrease of $0.7 million from lower accounts and related party payables, partially offset by an increase of $8.0 million from the deferral of federal and California state income taxes under the Winter Storm Relief declared by the IRS. Net cash provided by operating activities was $12.5 million for the nine months ended September 30, 2022, primarily the result of net income of $21.3 million, adjusted for certain non-cash items totaling $11.8 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, change in fair value of interest rate swap, stock-based compensation, and adjustments to allowance for doubtful accounts and inventory reserves. In addition, cash decreased $20.6 million, primarily as a result of changes in working capital, which included a decrease of $15.3 million from inventory build-up, a decrease of $5.1 million from an increase in accounts receivable, a decrease of $2.9 million from a reduction in operating lease liabilities, and a decrease of $2.3 million from a higher balance of prepaid expenses and other current assets, partially offset by an increase of $3.3 million from higher accounts and related party payables, and an increase of $1.1 million from higher accrued expenses.
Cash flows used in investing activities. Net cash used in investing activities was $21.3 million for the nine months ended September 30, 2023, which primarily included $18.0 million in net purchases of short-term investments, $5.4 million of deposits paid for the purchase of property and equipment, and $2.9 million paid to directly purchase property and equipment, partially offset by $4.0 million of net refund from the joint venture investment, $0.6 million of proceeds from the sale of machinery and equipment, and $0.5 million of deposits refunded from cancelled machinery orders. Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2022, which included $11.5 million of deposits paid for the purchase of property and equipment, $4.0 million of investment made pursuant to the JV Agreement, and $2.0 million paid to purchase property and equipment, partially offset by proceeds of $0.8 million for the settlement of the interest rate swap.
Cash flows (used in) provided by financing activities. Net cash used in financing activities was $9.6 million for the nine months ended September 30, 2023, which primarily included $16.9 million of cash dividends paid to shareholders, and $0.7 million of term loan repayments, partially offset by $8.0 million of additional borrowings under the 2027 Term Loan. Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2022, which primarily included additional borrowing under the 2026 Term Loan of $6.9 million, and borrowings under the 2027 Term Loan of $20.6 million, partially offset by $21.3 million of term loan repayments, and $1.1 million of noncontrolling interest tax withholding payment.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses described in Part II—Item 9A of the Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting for the material weaknesses in Part II—Item 9A of the Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023. The same material weaknesses continue to exist as of September 30, 2023. Each of the material weaknesses could result in a misstatement of certain account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that they had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Actions Taken During the Three Months Ended September 30, 2023

The following remedial actions were taken in the third quarter of the current fiscal year:

•Updated and enhanced the standard operating procedures of year-end physical counts to ensure all inventory items are counted at all warehouses in a consistent manner.

•Developed and adopted IT policies around software development and implementation, information security, data backup, and change management.

•Continued to update the risk assessment, objectives, processes and control design and documentation, including such design and documentation as related to the completeness and accuracy of underlying data and a sufficient precision level in management review controls to detect material misstatement across all financial statement areas.

Ongoing Remediation Efforts

The following remedial actions are currently in the process of being taken or completed:

•Continue to evaluate the Company's needs for additional personnel and add, as needed, additional headcount primarily within the accounting and information technology departments. Management continues to onboard individuals with the appropriate education, experience, certifications, and training. The hiring of new employees is expected to create and ensure proper reporting lines and segregation of duties, while also providing additional oversight and structure to the organization.

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

Changes in Internal Control Over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On November 6, 2023, the Company's Board of Directors declared the quarterly cash dividend and increased it to $0.20 per share on the Company's common stock, which will be paid on or around November 30, 2023 to shareholders of record at the close of business on November 20, 2023. A copy of the press release announcing the dividend is attached as Exhibit 99.1 to this Form 10-Q.

On November 6, 2023, upon the recommendation of the Company’s Compensation Committee, the Company’s Board of Directors approved and ratified compensation to the Company’s executive directors per Board meeting commensurate with the compensation paid to the Company’s non-employee directors.
Item 6. Exhibits.

Exhibit No.	Description
10.1+
Separation Agreement and General Release, dated August 30, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2023).

10.2+
Employment Agreement, dated October 5, 2023, between Karat Packaging Inc. and Daniel Quire, Chief Revenue Officer (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2023).

10.3*	Business Loan Agreement between Global Wells Investment Group LLC and Hanmi Bank, dated September 30, 2021.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Press release, dated November 7, 2023
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith. + Indicates management compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2023	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)