Form 10-K
period 2023-12-31
Karat Packaging Inc.
filed 2024-03-15
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $103,563,074, based on the closing price of the registrant’s common stock on that date.

As of March 7, 2024, the number of shares of common stock, $0.001 par value, outstanding was 19,972,030 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

•the effects of public health crises including pandemics;
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
We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of our vendors' products, complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times even during global supply chain disruptions. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in evolving economic environment to drive operating efficiency and sustained margin expansion. During 2023, in light of the rising domestic labor and other operating costs and dropping ocean freight rates, we executed a strategy to pivot into a more asset-light model by increasing imports and scaling back manufacturing in certain locations. While we largely maintained our manufacturing infrastructure, we disposed of certain production machinery and related raw materials and reduced our production workforce. For the year ended December 31, 2023, distribution accounted for approximately 80% of our net sales, up from 74% in the prior year, while manufacturing accounted for approximately 20% of our net sales, down from 26% in the prior year. While we expect manufacturing to remain a relatively small portion of our sales mix going forward, we plan to retain manufacturing capabilities domestically to continue to operate with a nimble business model.
Our customers include a wide variety of national and regional distributors, restaurant chains, retail establishments and online customers. Our products are well suited to address our customers’ increased focus on take-out and delivery capabilities. Our diverse and growing blue chip customer base includes well-known fast casual chains such as Applebee’s Neighborhood Grill + Bar, Chili’s Grill & Bar, PF Chang's, Texas Roadhouse, Chipotle Mexican Grill, Corner Bakery Cafe and TGI Fridays, as well as fast food chains including The Coffee Bean & Tea Leaf, El Pollo Loco, In-N-Out Burger, Jack in the Box, Popeyes, Panda Express, Raising Cane’s Chicken Fingers, and Torchy’s Tacos. As our capabilities, product offering and footprint expand, we are also beginning to supply products to national and regional supermarket chains, airlines, entertainment venues and other non-restaurant customers. Our strong brand recognition in the foodservice industry, nimble operations and rapidly increasing size and scope of our distribution and logistics network provide us with a significant advantage that enables us to acquire new customers as well as increase our business with existing customers. For the years ended December 31, 2023 and December 31, 2022, no single customer represented more than 10% of our revenue.
We are an omni-channel provider and have recently made significant investments in e-commerce, technology, supply chain, distribution network, and customer initiatives, such as online ordering and same day pickup. We operate our e-commerce channel through our company website, www.lollicupstore.com and upgraded the underlying e-commerce platform during 2023. This upgrade not only enabled us to improve our storefront from an operational standpoint, but also allowed for the integration of multiple apps and extensions to enhance user experience. In addition, we also operate third-party storefronts on Amazon, Walmart, eBay, and recently expanded to TikTok. Our e-commerce platforms allow us to offer our entire range of products for online procurement and enable us to cross market other products to our customers. These platforms also provide us with the opportunity to continue our expansion into the business-to-consumer ("B2C") market in addition to the business-to-business ("B2B") small retailer customers that we traditionally serve. We have recently elevated our focus on servicing B2C market by sourcing products tailored for and geared toward these end-users. We further expanded our e-commerce team and improved and scaled our online marketing efforts. Our e-commerce channel significantly outperformed all other channels in year-over-year revenue growth in 2023, and we believe the e-commerce channel will continue to be a key growth driver in our business.
We classify our customers into four categories: distributors, national and regional chains, retail and e-commerce/online.
•    Distributors: national and regional distributors across the U.S. that purchase our products and provide a channel to offer our products to restaurants, offices, schools, government entities and other end users.

•    National and regional chains: typically fast casual and fast food restaurants with locations across multiple states to which we supply specified products. We enter into sales contracts with a subset of our national and regional chains customers, providing some visibility into future revenue.
•    Retail: primarily regional bubble tea shops, boutique coffee shops and frozen yogurt shops that often purchase our specialty beverage ingredients and related items.
•    E-commerce/Online: small businesses, often with less than two locations, such as small restaurants, bubble tea shops, coffee shops, juice bars, smoothie shops and some customers who purchase for personal use.
In addition to product sales, we also generate a small amount of revenue from logistics services which is the transportation and delivery of shipping containers from ports to customers, primarily to retail customers. The diversity of our customer types allows us to maintain a broad product offering while providing us with the ability to source products efficiently, as we are able to sell many products across multiple customer segments. We expect a large proportion of our future growth to come from national and regional chains as well as our higher margin online customers. We believe that the current industry environment and regulatory landscape has accelerated the shift in consumer preferences towards food delivery, take-out ordering and eco-friendly sustainable products, which we expect to continue in the foreseeable future.

With our customer-centric approach, we have generated significant growth through the continued expansion of our customer base and increasing penetration into existing customers across all channels. In addition, we have been able to grow our wallet share with many customers, in particular our national and regional chains, by supplying them a broader range of our foodservice disposables and related products. As we broaden our reach, expand into new geographic areas, and continue to focus on customer engagement, we expanded our sales force in 2023 by bringing in new sales representatives and regional managers. We also promoted from within our inaugural Chief Revenue Officer in 2023.
We currently operate manufacturing facilities and distribution centers in Chino, California, Rockwall, Texas and Kapolei, Hawaii. In addition, we have distribution centers located in Branchburg, New Jersey; Puyallup, Washington; Summerville, South Carolina; Kapolei, Hawaii; City of Industry, California; Sugar Land, Texas; and Aurora, Illinois. During 2023, we invested in the significant expansion of our distribution capabilities by adding 188,000 square feet in distribution space through the opening of two new warehouses in Sugar Land, Texas and Aurora, Illinois. We also doubled our warehouse space in Washington as we moved our warehouse from Sumner to Puyallup. Further, we racked up additional areas in existing warehouses, adding 40,000 square feet of new racked space in our warehouses. Our distribution and fulfillment centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Atlanta and Honolulu metro areas. As described in Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we entered into a lease agreement on February 12, 2024 for an additional distribution center in Mesa, Arizona and are currently in the process of setting up this location to be fully operational by the second quarter of 2024.
Competitive Strengths
We believe the following strengths fundamentally differentiate us from our competitors and drive our success:
One-stop shop with a diverse product offering for the foodservice market and highly nimble sourcing capabilities
We leverage our diversified global supplier network and offer customers a wide selection of single-use disposable foodservice products, with over 6,400 active SKUs (defined as active products available for purchase) across a broad range of product categories. We have significantly grown our inventory sourcing network from only a handful of vendors initially to over 133 active vendors by the end of 2023. Key offerings include food and take-out containers, bags, tableware, cups, lids, cutlery and straws primarily sourced through our diverse supplier base. Our strong relationships with our suppliers allow us to offer customers products that both preserve the highest possible food quality and meet the unique needs of their business. Furthermore, these supplier relationships allow us to offer custom-branded and custom-designed products with fast turnaround times and at competitive prices. With increasing regulations around single use plastics, our Karat Earth® line provides environmentally friendly options that include food and take-out containers, bags, tableware, cups, lids, cutlery and straws. This special catalog of sustainable products are made from renewable resources that are ethically sourced. We intend to invest further in research and development for our Karat Earth® line to significantly expand our product offering to meet the needs of our customers and the evolving regulatory landscape.
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
Focus on distribution and advanced logistics network, complemented by flexible manufacturing capabilities
We consider our increasingly sophisticated distribution capabilities and related strength in logistics to be an important core competency and key differentiator from our competitors. We opened two new warehouses in 2023 located in Sugar Land,

Texas, and Aurora, Illinois, and also racked up additional space within existing warehouses to allow for better management and fulfillment of products. We own a fleet of 26 trucks (including some that are refrigerated to transport frozen food item), 44 trailers, 10 bobtails, 1 yard goat, and 38 chassis, and as of December 31, 2023, employed 40 drivers in our logistics division. Our national distribution and logistics capacity has allowed us to reduce the need for reliance on third-party logistics providers and provide efficient and cost-effective distribution to customers. We intend to continue to enhance our distribution productivity via opening additional distribution centers in strategic locations across the U.S., expanding our distribution fleet, and increasing the number of drivers.
Our California, Texas and Hawaii facilities have a portion of operational capacity dedicated to manufacturing capabilities. For the year ended December 31, 2023, approximately 20% of our revenues were generated from the sale of products manufactured in-house. We view distribution as our primary focus and growth driver while utilizing our manufacturing capabilities as a complement to the base distribution business. This approach allows us to procure products at competitive prices by being able to compare procurement costs versus domestic manufacturing costs to help determine the more efficient option.
Diverse and growing blue-chip customer base
We sell and distribute a broad portfolio of single-use disposable foodservice products to customers nationwide including leading chain restaurants, distributors, convenience stores, retail establishments and online customers. Our blue-chip customers include leading fast casual chains such as Chili’s Grill & Bar and Chipotle Mexican Grill, as well as fast food chains such as In-N-Out Burger, El Pollo Loco, and Panda Express, among others. We intend to further expand our customer base by selling our products to non-traditional foodservice customers, including regional and national supermarket chains, airlines, entertainment venues and other non-restaurant customers. Progress towards such expansion and diversification of our customer base is already underway.
Leader in eco-friendly products to address sustainability
Our commitment to pursuing environmental sustainability is exhibited in every aspect of our business. We believe we are amongst the leading companies in the supply of eco-friendly disposal foodservice products in the United States. Since our inception, we have made the conscious choice to never use Styrofoam in any of our products. In 2008, we established Karat Earth® as an eco-friendly line of foodservice products, including food and takeout containers, bags, tableware, cups, lids, cutlery and straws. Karat Earth® supplements our eco-friendly offerings within our other product lines. We continue to invest in research and development to expand our offering of sustainable products to meet the needs of our customers and the evolving regulatory landscape. These efforts have allowed us to consistently grow our sales from eco-friendly products as a percentage of our total sales. Our eco-friendly products made up 33% of total sales during the year ended December 31, 2023 compared to 27% during the prior year.

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

Experienced and growth-oriented management team
We have assembled a strong executive management team to lead our company in its next phase of growth, supported by a deep bench of functional area leads across the organization. Our co-founders Alan Yu and Marvin Cheng have worked together over the last 20 years to aggressively drive growth across the business. Daniel Quire joined us in 2018 and was appointed Chief Revenue Officer in 2023, helping to provide leadership to our sales term, lead our customer acquisition and engagement initiatives, and expand our market presence. Our Chief Financial Officer, Jian Guo, joined us in 2022, bringing years of public company experience to further bolster our finance and accounting functions.
Growth Strategy
Our goal is to become a leading single-source provider to a broad set of customers for all of their disposable foodservice products and related needs. We plan to continue to grow our business and increase our profitability through the following key initiatives:
Continue to build our e-commerce distribution channel
We believe there is an opportunity to continue to significantly grow our higher margin e-commerce business to a more meaningful percent of revenue by continuing our investments in people, distribution capabilities. marketing and technology.

During 2023, we updated our company e-commerce platform, which not only enabled us to improve our storefront from an operational standpoint, but also allowed for the integration of multiple apps and extensions to enhance user experience. In addition, we also operate third-party storefronts on Amazon, Walmart, eBay, and recently expanded to TikTok. Our e-commerce platforms allow us to offer our entire range of products for online procurement and enable us to cross market other products to our customers. These platforms also provide us with the opportunity to continue our expansion into the B2C market in addition to the B2B small retailer customers that we traditionally serve. We have recently elevated our focus on servicing B2C market by sourcing products tailored for and geared toward these end-users. We further expanded our e-commerce team and improved and scaled our online marketing efforts. All of these initiatives allowed us to increase the number of online orders by approximately 37% in 2023 compared to prior year. Our e-commerce channel also significantly outperformed all other channels in year-over-year revenue growth in 2023, and we believe the e-commerce channel will continue to be a key growth driver in our business.

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
Grow our base business with incremental revenue from existing customers
We intend to continue to increase penetration within our existing customer base. We believe there is an opportunity to offer additional product lines allowing us to become a true “one-stop” supplier. Our unique ability to serve customers as a reliable supplier with strong customer service at competitive prices has positioned us to be a frequent recipient of requests for proposals from our existing customers as they look for new sources of supply. Offering a larger range of products, coupled with our ability to provide custom specifications and configurations to existing products, allows us to better serve the needs of our customers and increase retention further. We have historically experienced consistently high customer retention rates as a result of our dedication to our customers and our hands-on approach. For the year ended December 31, 2023, our major customer retention rate, defined as year over year retention of our top 100 customers, was 99%.
Expand our customer base via new capabilities, geographies, products, services and end markets
We believe our addressable market continues to grow as emerging businesses like Grubhub, Uber Eats, DoorDash and others expand the need for foodservice disposable products, and takeout and at-home dining remain a constant even after the pandemic. We plan to continue to add new experienced sales team members to broaden our reach, expand into new geographic areas, and continue to focus on customer engagement. We also promoted from within our inaugural Chief Revenue Officer in 2023.

We have made solid strides towards expanding our distribution footprint and capabilities in the United States. During 2023, we opened two new warehouses in Sugar Land, Texas and Aurora, Illinois, adding 188,000 square feet in distribution space. We doubled our warehouse space in Washington as we moved our warehouse from Sumner to Puyallup. Further, we also racked up additional areas in existing warehouses, adding 40,000 square feet of new racked space in our warehouses.

In addition, we are continuously evaluating and expanding our product and service offerings to respond to customer demand and penetrate into new markets, including supermarket chains, airlines, entertainment venues, and other non-traditional foodservice markets. We see significant opportunity specifically with supermarkets to gain wallet share by providing fruit trays, vegetable containers, pizza boxes, compostable meat trays and other related items, all of which are higher margin products than some of our other products. Our online platforms have provided us with the opportunity to continue our expansion into the business-to-consumer B2C market.

Pursue strategic acquisitions
We evaluate and consider potential business acquisitions in order to expand the breadth of our existing infrastructure, product offerings, expertise, supply chain network, and operating efficiencies. Additionally, the potential to acquire existing and new suppliers, particularly in the U.S., may further reduce our reliance on the Asian supply chain, creating more diversified sourcing options for our customers.

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
The industry is currently experiencing a period of both growth and transition as a result of several key factors that have emerged in recent years especially after the COVID-19 pandemic. These include the growing market for food delivery and take-out dining; new governmental regulations primarily resulting from an increasingly environmentally-conscious public; and growing consolidation within the disposable foodservice products industry. We believe that we will benefit from a continuation of these market trends due to our diverse product offering, customer-centric approach, commitment to environmentally-friendly products and the flexibility of our business model.
Food delivery and take-out
With the growing trend towards at-home dining and mobility-oriented e-commerce, food delivery and take-out dining are currently experiencing rapid growth. As consumer preferences have evolved, foodservice establishments have realized that the at-home dining experience is closely linked to the quality of the packaging utilized. Data from the National Restaurant Association shows that operators are increasingly acknowledging the importance of off-premises dining and making it a strategic priority. According to studies done by International Market Analysis Research and Consulting Group, the United States online food delivery market size reached $29.1 billion in 2023. The same studies expect the market to reach $68.6 billion by 2032, exhibiting a growth rate (CAGR) of 9.8% during 2024-2032. In order to benefit from this growing market trend, foodservice establishments are actively trying to provide a high quality at-home dining customer experience that is comparable to the in-restaurant experience. Central to this effort is food quality and overall presentation where take-out containers and related products play a critical role.
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

Additionally, evolving foreign trade policy by the U.S. federal government has resulted in the imposition of tariffs on a number of imported foodservice disposable products, including those imported from China. To avoid the resulting higher product costs, many domestic purchasers may seek to establish alternative distribution channels and source products from U.S. based manufacturers or from other non-tariffed countries.

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
Our Distribution and Logistics Network
We sell and distribute our products to customers across the United States through our growing distribution network. We partner with foodservice establishments of every size, with our customers ranging from large multi-national restaurant chains to regional and smaller-chain establishments. Our customers benefit from our broad product offering and efficient distribution which allows them to streamline their procurement process by purchasing all of their disposable goods from a single-source provider and effectively reduce inventory level and working capital requirements. We also sell our products directly to leading restaurant supply companies that distribute products to a wide range of food-service establishments internationally.
Our growing sales force works closely with our customers to tailor the optimal mix of products to meet the unique needs of their businesses. We continue to hire additional sales personnel nationally to expand our sales reach, geographic footprint and increase our penetration into the different market segments of the foodservice industry, specifically the South, Midwest, and Pacific Northwest regions of the U.S.
We work closely with our customers to develop an optimal logistics and supply chain solution customized to their businesses. We have built a flexible distribution system which allows our customers to order and receive products on a timely basis based on the real-time needs of their businesses. In addition to regularly scheduled delivery intervals, our customers can order and schedule delivery of products via telephone, facsimile, email or through our online e-commerce platform and our online storefronts on Amazon, Walmart, eBay, and TikTok. Our regional warehouses and distribution centers allow us to deliver products on a timely basis to key population centers across the United States. Depending on the needs of our customers, final product delivery to their stores or affiliated distribution centers occurs via courier package delivery or through our company-employed delivery drivers.
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

Our Corporate Structure
Set forth below is an organizational chart which identifies the Company and its consolidated entities as of December 31, 2023:

Please see Note 2 — Summary of Significant Accounting Policies and Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the agreements between Global Wells and us as well as the change in our ownership percentage in Global Wells subsequent to December 31, 2023 resulting from one Global Wells' member's redemption of its membership interest.

Intellectual Property

Our intellectual property portfolio includes 12 active trademarks, including Lollicup, Karat, Karat Earth® and Total Clean, and five registered copyrights.

Environmental, Social and Governance (ESG)

At Karat Packaging, we are committed to pursuing initiatives that positively impact our products, our people, our customers and our planet. We recognize the importance of environmental, social and governance ("ESG") issues for all of our stakeholders and we are committed to incorporating ESG principles into our business strategies and organizational culture. By undertaking such measures, we are working towards making our workforce more inclusive, our business more sustainable, and our communities more engaged. Our commitment to practicing environmental sustainability is exhibited in almost every aspect of our business.

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

In 2008, we established Karat Earth® as an eco-friendly line of foodservice products, including food and take out containers, bags, tableware, cups, lids, cutlery and straws. Our Karat Earth® products are Cedar Grove Certified (CGC) and Biodegradable Products Institute (BPI) certified compostable. Karat Earth® plastic products are made from polylactic acid (PLA) sourced from NatureWorks Ingeo PLA. Ingeo PLA is a non-petroleum based, biopolymer that is manufactured from plant sugars. Due to its material composition, Ingeo PLA is non-volatile, non-toxic and odorless if incinerated. Karat Earth® supplements our eco-friendly offerings within our other product lines. We continue to invest in research and development to expand our offering of sustainable products to meet the needs of our customers and the evolving regulatory landscape. Our eco-friendly products made up 33% of total sales during the year ended December 31, 2023 compared to 27% during the prior year.

A recent peer-reviewed global study conducted by the American Association for the Advancement of Sciences found that less than 10 percent of plastics is recycled. Other studies indicated approximately 23% of landfill waste in the United States is comprised of plastic containers and food ware. Such striking statistics have prompted many state and city governments to enact regulations to cut down on plastic pollution. For example, California passed Bill 54 in June 2022, requiring all packaging in the state to be recyclable or compostable by 2032. Rhode Island passed Bill 5090 in June 2023, banning restaurants and food service establishments from processing, preparing, selling or providing food or drinks in disposable food containers made from polystyrene foam. Delaware passed Bill 51 in August 2023, prohibiting polystyrene foam containers, plastic beverage stirrers, and sandwich picks beginning July 1, 2025. A variety of individual cities have also passed their own complimentary ordinances to limit single-use plastic products. As more governments enact regulations to prevent and reduce waste that is harmful to the environment, and more consumers are actively taking steps towards being more sustainable, the demand for eco-friendly disposable products is on the rise. In order to better position ourselves for this change in the industry landscape, we have significantly expanded our sourcing of eco-friendly products and increased the number of related product offerings. As of December 31, 2023, we had over 500 SKUs of eco-friendly products that our customers could choose from, up from approximately 400 as of the prior year end.

Our Operations

In our manufacturing facilities in the United States, the production process involves intake of water, dischargement to water, recycling of waste and other disposal activities. As a Company, we place strong emphasis on water conservation and reducing water pollution. Outside of the required cooling of manufacturing machines and equipment after production cycles, our manufacturing process does not require large quantities of water. We ensure appropriate drainage and disposal of contaminated water, grease oil, and other chemicals discharged from our production activities in order to limit the pollution of valuable water sources. Reclamation is also a key consideration for us. Any and all waste products from our production process is thoroughly inspected and checked for the potential of re-use or recyclability. Identified items are repackaged and sold or they are transferred to our local waste management facilities for proper disposal, thereby reducing waste and the use of landfill space. Some of our raw materials are Biodegradable Products Institute (BPI) certified. For over 20 years, the BPI certification has been the defining symbol of compostability due to its rigorous testing standards. The BPI certification is the only third-party verification for compostable products in North America. Even in products that do require the use of plastic, we ensure that the resin we source is both BPA (or bisphenol A) and PFA (or perfluoroalkyl and polyfluoroalkyl) free. These substances are known for their extreme persistence in the environment upon discharge.

Our commitment to sustainability is also demonstrated in our focus on recycling and reusing. Our warehouse departments have implemented the practice of reusing paper cardboard boxes and wooden pallets for inventory storage and shipments. We offer credits to certain customers that return and reuse wooden pallets. We train our warehouse and janitorial staff to properly dispose of and recycle all types of material including paper, plastic, and scrap metal. The utilization of trash compacting services has allowed us to minimize the frequency of waste pickups and also reduce landfill space. We have installed LED bulbs in light fixtures within both the warehouse and office space that are more efficient than traditional fluorescent counterparts as well as with timers that automatically turn off lights after a period of time if no movement is detected. We have also programmed our HVAC units at some of our locations to run on predetermined schedules to reduce our overall power consumption. Additionally, we are transitioning our company fleet from being gas powered to those that run entirely on electricity. To the extent possible, we have also switched over from single use batteries to rechargeable battery packs in our line up of tools and equipment. Our Company as a whole has also made strides to reduce the need for paper and ink by embracing a more digital form of paperwork retention. Through these various efforts, we play our part to reduce our carbon footprint and will continue to look into and implement further sustainable practices.

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

As a business founded by representatives from a minority group in the United States, diversity and inclusion is engrained in our corporate history. We believe that a diverse workforce is essential to its long-term success and strive to foster a diverse, equitable, and inclusive culture where all voices are heard, valued, and included. Management embraces employees’ differences in race, color, religion, age, sex, sexual orientation, marital status, citizenship, national origin, geographic background, military or veteran status, disability (mental or physical), and any other characteristics that make our employees unique. We ensure that we leverage a diverse slate of candidates for all job vacancies, including senior leadership.

Good corporate governance and transparency are fundamental to achieving our vision of becoming a leading in all our markets. Our engagement approach involves ongoing communication with our employees. We strive to provide relevant market updates to our team members as well as to share important information regarding our revenue trends, inventory status, production, safety and other operating metrics as deemed necessary. We have received several recognition oriented awards throughout our company’s history. Our employees are expected to act with integrity and objectivity and to always strive to enhance our reputation and performance. We maintain a Code of Ethics which is attested by every employee and provides our framework for ethical business. As of December 31, 2023, we have the following gender and ethnicity breakout for our employees, C-suite executives, and Board of Directors members:

	Full-Time employees	C-Suite Executives	Board of Directors
Total count	778	3	5
Gender
Male	66%	67%	60%
Female	33%	33%	40%
Non-binary/Did not self-identify	1%	—	—
Ethnicity
Hispanic	45%	—	—
Asian	16%	67%	100%
White	16%	33%	—
Black	18%	—	—
Other/Did not self-identify	5%	—	—

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

Our compensation package includes a base salary and depending on the role, discretionary bonuses and equity compensation programs. In January 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the “Plan”). A total of 2,000,000 shares of common stock has been authorized and reserved for issuance under the Plan in the form of incentive or nonqualified stock options and stock awards. As of December 31, 2023, a total of 649,316 shares of common stock were awarded under the Plan. Employees, directors, and consultants are eligible to receive stock options and stock awards under the Plan. Additionally, the firm makes annual contributions to support the retirement goals of each employee through a matching contribution to 401(k) retirement accounts.
We also offer our employees’ healthcare, wellness, paid sick leave, flexible paid time off, and other benefits to support their quality of life and enable them to thrive in the workplace. All eligible full-time and part-time employees and their eligible dependents receive competitive health benefits. We cover approximately 60% of total eligible healthcare costs for part and full-time employees for our approximately 225 participating employees as of December 31, 2023.

Learning and Development

We believe that high performance is an outcome of a person’s ability to change, adapt, and grow their capabilities throughout their career. We emphasize real-life, real-time learning that enables a person to meet the demands of challenging and changing work and focuses on reinforcing key principles that are designed to support an individual’s effectiveness in his or her current job and in their future development. We provide technical and leadership training to employees, specifically our production and sales teams who work closely with our products and services. In particular, our focus on employee development has been structured over the last several years through programs designed to embed essential skills and reinforce strategic goals that are aligned to our culture. This is evidenced by the fact that we promoted 166 and 112 employees during the years ended December 31, 2023, and 2022, respectively.

Other Information

As of December 31, 2023, we had employed approximately 806 employees, out of which 778 were full-time employees. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are good.

Corporate Information

We were founded in 2000 by Alan Yu and Marvin Cheng in San Gabriel, California as Lollicup USA Inc., a California corporation. Initially our business was focused on the establishment, franchising and licensing of bubble tea stores nationwide. Considered a pioneer for the bubble tea business in North America, our business grew rapidly from a single Lollicup store in 2000 to more than 60 stores in 2006. In order to ensure consistency across our stores, we expanded our focus in 2004 to include the distribution of supplies for the bubble tea industry. In 2013, we sold the retail bubble tea business to certain of

Lollicup’s shareholders. In 2014, as a result of a growing demand across the foodservice industry for our packaging goods, we began distributing and manufacturing products under our Karat brand in our California facility.

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

Our operating model entails generating the majority of our revenue from the import and distribution of our vendors' products. While we have taken measures to diversify and expand our supplier network, our reliance on third-party manufacturers outside the U.S. to produce most of our products could negatively impact our operations and financial results during global supply chain disruptions. Further international conflicts, such as the recent ones in the Middle East and Asia, could impact important trade routes, resulting in increased lead times for shipments and elevated freight costs, and suppressed margin. Additionally, failure to adequately source and timely ship our products to the U.S. and then onwards to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, and diminished brand loyalty.

Raw material inflation or shortage of available materials could harm our financial condition and results of operations.

Raw materials are subject to price fluctuations and availability, which could result from external factors, such as inflation, weather-related events, or other supply chain challenges, that are beyond our control. We typically do not enter into long-term fixed price contracts with our suppliers, and our suppliers could pass on raw material price increases to us. Historically, we have been able to mitigate the impact of higher costs by increasing our selling prices. However, due to the lag between the sourcing or the manufacturing of our products and sales to our customers, margin could be negatively impacted in periods of rising raw materials until price actions are in place. Raw material shortages, especially with respect to polyethylene terephthalate, or PET, plastic resin, or our inability to timely pass through increased costs to our customers may adversely affect our business, financial condition, results of operations or cash flows.

We operate in a highly competitive environment and may not be able to compete successfully.

The single-use disposable foodservice products industry is extremely competitive and highly fragmented. Many of the companies that compete in our industry are significantly larger with greater resources, have greater brand recognition and have a larger product offering. We may be unsuccessful in our efforts to compete against such large and established companies. In addition, our current or potential competitors may offer products at a lower price, or products and services that are superior to ours. Our success depends upon successful research, development and engineering efforts to utilize emerging and legislatively mandated raw materials, our ability to expand or modify our manufacturing capacity, and the extent to which we are able to convince customers and consumers to accept our new products. If we fail to successfully innovate, introduce, market, and manufacture differentiated and price-competitive products relative to those of our competitors, our ability to maintain or expand our net sales and to maintain or enhance our industry position or profit margins could be adversely affected. Similarly, if we fail to attract and retain customers for our current and future products, we will be unable to increase our net sales and market share. All of these factors could materially adversely affect our business, financial condition, results of operations or cash flows.

Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks could cause a decrease in demand for our products and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

We rely on the timely and free flow of goods through open and operational ports, both domestic and international, from our suppliers and manufacturers. Labor disputes or disruptions at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially causing delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and significant incremental demurrage charges. Such disruptions could harm our business, financial condition, results of operations or cash flows.

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

Restaurant dining and food delivery services are generally discretionary items for end-consumers. Therefore, the success of our business depends significantly on broader economic factors and trends in consumer spending. Consumers have broad discretion as to where to spend their disposable income and may choose to reduce their restaurant and foodservice spending in times of inflation, high interest and unemployment rates which would negatively impact our customers and then in turn our results of operations. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm our business, financial condition, results of operations or cash flows.

Periods of significant or prolonged deflation may negatively impact our results of operations and overall profitability.

If the industry we operate in experiences a prolonged period of price decreases resulting from lower raw material, product, and ocean freight costs as well as prolonged customer destocking, we could see a reduction in our sales, gross margin and overall profitability. These lower costs could also reduce the barrier to entry within the foodservice industry thereby increasing competition and potentially affecting our results of operations. Similarly, if our competitors lower their prices and expand their promotional activities, we may be forced to lower our prices as well and our operational results could be negatively impacted.

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

Failure to accurately forecast our results of operations and growth rate could cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated. Even if the markets in which we compete expand, our business may not grow at similar rates, if at all.

We may continue to incur significant capital expenditures which could affect our ability to meet our obligations and may otherwise restrict our growth.
Although we have recently shifted towards an asset light model by increasing import and scaling back production and reducing capital expenditure, changes in economic and political conditions may result in us incurring significant capital expenditures again to expand manufacturing. We may also make significant investments to lease additional warehouse space, expand our truck fleet, and upgrade our e-commerce platform. Such cash outlays could affect our ability to service our existing debt obligations or limit our ability to respond to business opportunities, pursue acquisitions or otherwise restrict our continued growth and expansion.

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

To maintain and increase sales, we must continue to introduce new products and improve or enhance our existing products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brand. The design and development of our products is costly and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brand, business, financial condition, results of operations or cash flows.

We may be subject to liability if we infringe upon the intellectual property rights of third parties.

Third parties have sued, and may sue us in the future for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party. In addition, any payments we are required to make, and any injunction we are required to comply with as a result of such infringement, could harm our reputation, business, financial condition, results of operations or cash flows.

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

Labor is subject to cost inflation and availability, due to external factors, such as increases in minimum wage, higher cost of living, workforce participation rates, and employee preference for remote or hybrid work schedules, that are all beyond our control. In January 2024, California passed Bill 1228 which increases the minimum-wage of fast food restaurant workers to $20 per hour beginning April 1, 2024. This could force us to increase compensation for new and existing employees in order to attract and retain talent thereby negatively impacting our labor costs and results of operations. As a result, there can be no assurance we will be able to recruit, train, assimilate, motivate and retain employees in the future. The loss of a substantial number of these employees and our inability to hire and replace our workforce could disrupt our business and result in significant losses.

Our growth depends, in part, on expanding into additional foodservice and geographic markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current customer base and demographic, but also continuing to expand our business into other foodservice markets and geographies. The growth of our business will depend, in part, on our ability to continue to expand into additional foodservice markets including grocery stores, entertainment venues, airlines and other non-traditional foodservice venues. Additionally, we are expanding our sales and marketing efforts to further penetrate additional geographies across the United States, and we may encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products especially our eco-friendly line. In addition, although we are investing in sales and marketing activities such as upgrading our e-commerce platform and presence to further penetrate newer regions and customers, we cannot provide assurances that these efforts will be successful. We are also expanding the number of distribution centers and warehouses across the United States and these efforts come with considerable challenges and risks, including entering into long term lease contracts with possibly significant termination clauses. If we are not successful, our business, results of operations, financial condition or cash flows may be harmed.

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

In addition, our arrangements with our manufacturers and suppliers are not exclusive. As a result, our suppliers or manufacturers could produce similar products for our competitors, some of which could potentially purchase products in significantly greater volume. Our competitors could enter into restrictive or exclusive arrangements with our manufacturers or suppliers that could impair or eliminate our access to manufacturing capacity or supplies. Our manufacturers or suppliers could also be acquired by our competitors, and may become our direct competitors, thus limiting or eliminating our access to supplies or manufacturing capacity. If our independent suppliers and manufacturing partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, results of operations, financial condition or cash flows may be harmed.

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’ and manufacturers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers and manufacturers and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers or manufacturers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, results of operations, financial condition or cash flows.

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

Our results of operations depend, in large part, on our level of revenues, operating costs and expenses. The expense of owning and operating our business is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the business. As a result, if revenues decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. Many of the costs associated with our business and operations, such as insurance, loan payments and maintenance, and rent payments generally will not be reduced if circumstances cause our revenues to decrease, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations. Additionally, upon the expiration of our facility leases, we may not be able to renew these leases on terms acceptable to us, if at all. If this occurs, it could have a material adverse impact on our business, results of operations, financial condition or cash flows.

We depend on our information technology systems, as well as those of third parties, to design and develop new products, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, manage inventory and our supply chain as well as to conduct and manage other activities. Any material disruption or slowdown of our systems or those of third parties that we depend upon, including a disruption or slowdown caused by our failure to successfully manage significant increases in user volume or successfully upgrade systems, system failures, viruses, ransomware, security breaches, or other causes, could cause information, including data related to orders, to be lost or delayed, which could result in delays in the delivery of products to retailers and customers or lost sales, which could reduce demand for our products, harm our brand and reputation, and cause our sales to decline. If changes in technology cause our information systems, or those of third parties that we depend upon, to become obsolete, or information systems are inadequate to handle our growth, particularly as we increase sales through our online sales channel, we could damage our customer and business partner relationships and our results of operations, financial condition or cash flows may be harmed.

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

Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming our business, results of operations, financial condition or cash flows. Any pending or future legal or regulatory proceedings and audits could harm our business, results of operations, financial condition or cash flows.

We are subject to payment-related risks.

For our online sales, as well as for sales to our offline customers, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. Any failure to comply could significantly harm our brand, reputation, business, results of operations, financial condition or cash flows.

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our customers in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our large retail partner base, and we make allowances for sales and doubtful accounts, we nevertheless run the risk of our customers not being able to meet their payment obligations, particularly in a future economic downturn. If a material number of our customers were not able to meet their payment obligations, our business, results of operations, financial condition or cash flows may be harmed.

Security incidents and attacks on our information technology systems could lead to significant costs and disruptions that could harm our business, financial results, and reputation.

We rely extensively on information technology systems to conduct our business, some of which are managed by third-party service providers. Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, financial reporting, collections and cost management. Our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption by power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms or other malicious acts, as well as human error, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services. For a description of our cybersecurity program, see Part I, Item 1C. "Cybersecurity".

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. Our management has identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. For a description of the identified material weaknesses, see Part II, Item 9A, "Controls and Procedures".

As further described in Item 9A, “Controls and Procedures,” we have remediated certain material weaknesses previously identified in Part II, Item 9A of Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023. For the unremediated material weaknesses, we have undertaken steps to implement remedial actions. We expect that we will need to improve existing procedures and controls, and implement new ones, to remediate the material weaknesses. We may not be successful in making the improvements necessary to remediate the material weaknesses identified by management or be able to do so in a timely manner. Any inability to remediate the material weaknesses effectively or in a timely manner, or the identification of any new material weaknesses in the future, could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our common stock may decline as a result.

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

Risks Related to Societal and Environmental Factors

The effects of a pandemic are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

A pandemic, similar to COVID-19, would adversely impact our business, results of operations, financial condition and cash flows. Depending on the scale of the pandemic, our financial performance may differ significantly from historical rates, and our future operating results may also start to fall below expectations. We may also experience additional operating costs due to increased challenges with our workforce (including as a result of labor shortages, illness, absenteeism or government orders), and access to supplies and capital. Even after a pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions and economic conditions.

Our business is subject to the risk of earthquakes, fire, power outages, floods, pandemics, and other catastrophic events, and to interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems.

As we rely heavily on our manufacturing facilities, our business is particularly vulnerable to damage or interruption from earthquakes, fires, floods, pandemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, criminal acts, and similar events. For example, a significant natural disaster, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, distribution centers, and manufacturing facilities are located in California, a state that frequently experiences earthquakes and wildfires, Texas, a state that frequently experiences floods and storms, and Hawaii, a state that frequently experiences hurricanes and tsunamis. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, Texas, Hawaii or other locations where we have operations or store significant inventory.

Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, financial condition or cash flows. For a description of our cybersecurity program, see Part I, Item 1C. "Cybersecurity".

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

We operate manufacturing facilities in the United States, and are therefore subject to certain environmental regulations with respect to the operation of those facilities. If we were to experience a material adverse environmental event at any of our facilities, or we were to experience any material product safety issue with respect to our products or our business, our results of operations, financial condition and cash flow could be materially adversely affected. Furthermore, concern over plastics products may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG including disclosure requirements, or environmental causes may result in increased compliance or input costs of raw materials, which may cause disruptions in the manufacture of our products or an increase in operating costs. If we do not adapt to or comply with new regulations, or fail to meet the needs of the evolving investor, industry, or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business and consolidated financial statements may be adversely affected.

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

Terrorist activities and armed conflicts, including recent escalations in regional conflicts, could result in economic sanctions that could impact our operational and financial results. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to obtain the materials necessary to manufacture its products and to deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s business, results of operations, financial condition and cash flows. In addition, international conflict could result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products and solutions, reduced customer purchasing power, decreased consumer demand, increased price pressure, and reduced or cancelled orders; increased risk of cyber-attacks; and market instability, which could adversely impact our overall business results.

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

Many of our products are manufactured outside the United States. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, which prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; (f) the imposition of tariffs on components and products that we import into the United States or other markets, and; (g) the impact of currency exchange fluctuations, trade regulations, import duties, logistics costs, delays, and other related risks resulting in increased costs or liabilities. We cannot provide assurance that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we provide assurance that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

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

Our third-party manufacturers are located in international markets, and we make payment to certain of these manufacturers in currency other than U.S. Dollars, including payments made in New Taiwan Dollars. Any fluctuations in foreign exchange rates against the U.S. Dollar, and in particular the exchange rates of the New Taiwan Dollar, could increase our costs, and have a material adverse impact on our business, results of operations, financial condition and cash flows.

Risks Related to Ownership of Our Common Stock and Our Capital Structure

Our directors, executive officers, and significant stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 1, 2024, our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate 65.5% of our outstanding common stock. As a result, these stockholders, acting together or in some cases individually, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or in some cases individually, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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

In addition, as of December 31, 2023, we had 386,473 stock options and 5,345 unvested restricted stock units outstanding. The additional shares issued upon vesting will be eligible to be sold freely in the public market, subject to volume limitations applicable to affiliates and the existing lock-up agreements.

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

We intend to pay quarterly dividends for the foreseeable future. If our stock price does not appreciate after you purchase our shares, you may lose some or all of your investment.

Although our Board of Directors declared a quarterly cash dividend in 2023 and intend to pay regular quarterly dividends for the foreseeable future, we may not be able to sustain our current quarterly dividend payouts. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

We have approximately $49.5 million in outstanding indebtedness as of December 31, 2023. The loans are held at multiple banks and are collateralized by substantially all of Global Well's assets. There can be no guarantee that we will be able to pay all amounts when due or to refinance the amounts on terms that are acceptable to us or at all. If we are unable to make our payments when due or unable to refinance such amounts, our key equipment could be repossessed, our property could be foreclosed and our business could be negatively affected.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) December 31, 2026, which represents the end of the fiscal year in which the fifth anniversary of the date of our IPO prospectus occurs.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY

Cybersecurity risk management is a critical part of our overall risk management efforts. We have adopted security-control principles based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework and other industry-recognized standards, as applicable. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use these principles as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity strategy prioritizes detection, analysis, and response to known, anticipated or unexpected threats. We implement and continue to update risk-based controls to protect key information and systems. Some of the controls and processes in place to manage risks from cybersecurity threats include monitoring systems, enforcement mechanisms, employee training, tools and related services from third-party providers, and management oversight.

Our cybersecurity risk management program in particular focuses on the following key areas:

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment to identify the inherent cyber security risks and threats to which we are exposed to, evaluate maturity and effectiveness of our systems and processes in addressing such identified risks and threats, and to identify any areas for further enhancements. Our cybersecurity risk assessment considers information from internal stakeholders, known and potential information security vulnerabilities, and data from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on prioritization of initiatives to enhance our security controls, make recommendations to senior management, and if necessary, but at least annually, inform the Audit Committee and Board of Directors.

Incident Response and Recovery Planning

We maintain an incident response and recovery plan (the "IRR Plan") that guides our activities in preparing for, detecting, responding to, and recovering from cybersecurity incidents. The IRR Plan identifies the working group responsible for the prevention, detection, mitigation and remediation of cybersecurity incidents. The IRR Plan also covers the range of activities we undertake in connection with responding to cybersecurity incidents, including monitoring, identification, investigation, assessment, containment, remediation, and mitigation, as well as compliance with legal obligations including any necessary regulatory reporting. Incidents are evaluated, ranked by severity, and prioritized for response, remediation and reporting, if needed.

Collaboration

We also engage third-party security consultants to assist with assessment and enhancement of our cybersecurity risk management program and compliance with applicable practices and standards. Should a cyber security incident occur in the future, we may engage third parties to assist us in responding to the incident as well as enhancing our cybersecurity risk management program, if necessary.

The importance of cybersecurity is conveyed internally within the organization as well as externally. Within the organization, our cybersecurity efforts are led by our Information Technology ("IT") Manager who is a Microsoft Certified Professional and holds CompTIA Network+ and Cisco Network certifications. We have also established an IT steering committee consisting of members from various key departments including IT, Finance, Operations, and Human Resources. The IT steering committee convenes at regular periodic intervals and reviews IT strategic and investment priorities, including the Company's cybersecurity programs. Our policies also require each of our employees to contribute to our data security efforts. At least annually, employees are required to attend a mandatory training on how to recognize phishing attempts and how to best handle and report cybersecurity threats.

In addition, we collaborate with third party software as a service providers and other service providers to maintain policies and procedures governing our third-party security risks. We evaluate and ensure such third parties maintain appropriate security controls to protect our confidential data, and notify us of material data breaches that may impact our data.

Governance

Cybersecurity is an important part of our risk management processes and an area of focus for senior management. Our Board of Directors has oversight of our strategic and business risk management, and has delegated cybersecurity risk management oversight to the Audit Committee. Members of the Audit Committee receive updates on an as-needed basis, but at least annually, from senior management. This includes existing and new cybersecurity risks, how management is assessing and addressing such risks, status on key information security initiatives, and cybersecurity incidents, if any, and responses. Members of our Board of Directors also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management program.

In the event of a cybersecurity event, a cross-functional steering committee involving the IT, Finance, and Legal departments, would review and assess the incident and determine whether further escalation and regulatory reporting is required. Any incident assessed as potentially being or becoming material is immediately escalated to the Audit Committee, and meetings of the Audit Committee and/or full Board of Directors would be held, as appropriate.

We consult with our outside legal counsel as appropriate, including on materiality analysis and disclosure matters. Senior management makes the final materiality determination and disclosure decisions. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made in a timely manner.

In 2023, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. There can also be no guarantee that our policies and procedures under our cybersecurity risk management program will be properly followed in every instance or that those policies and procedures will be effective. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A "Risk Factors" for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.
ITEM 2. PROPERTIES

We lease our principal executive and administrative offices located at 6185 Kimball Avenue, Chino, California 91708. At the same location, we operate an approximately 300,000 square foot manufacturing, warehouse storage and distribution facility.

We lease (i) an approximately 500,000 square foot manufacturing, warehouse storage and distribution facility in Rockwall, Texas and (ii) an approximately 108,000 square foot warehouse storage and distribution facility in Branchburg, New Jersey from our variable interest entity, as further described in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We also lease and operate (i) an approximately 98,000 square foot warehouse storage and distribution facility in Puyallup, Washington, (ii) an approximately 76,000 square foot manufacturing, warehouse storage and distribution facility in Kapolei, Hawaii, (iii) an approximately 23,000 square foot warehouse storage and distribution facility also in Kapolei, Hawaii, (iv) an approximately 70,000 square foot warehouse storage and distribution facility in City of Industry, California, (v) an approximately 83,000 square foot warehouse storage and distribution facility in Sugar Land, Texas, and (vi) an approximately 105,000 square foot warehouse storage and distribution facility in Aurora, Illinois. In addition, we own and operate an approximately 83,000 square-foot warehouse storage and distribution facility in Summerville, South Carolina.
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

Holders of Common Stock

As of March 12, 2024, we had approximately 13 stockholders of record of our common stock.

Dividends

On August 7, 2023, our Board of Directors approved a quarterly cash dividend policy, which we have paid on a regular basis. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. There are currently no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Delaware law.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	391,818 (1)	$18.58 (2)	1,350,684
Total	391,818	$18.58	1,350,684

(1) This amount consists of (i) 5,345 shares of our common stock subject to unvested restricted stock units granted under the Plan, and (ii) 386,473 shares subject to stock options granted under the Plan.

(2) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under the Plan.

Sales of Unregistered Securities and Repurchases of Securities

During the fourth quarter of fiscal 2023, the Company did not sell any unregistered securities and did not repurchase any securities.
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
We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of our vendors' products complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times even during global supply chain disruptions. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in evolving economic environment to drive operating efficiency and sustained margin expansion.
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate eight other warehouse spaces and distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; City of Industry, California; Aurora, Illinois; and Sugar Land, Texas. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Atlanta and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.
2023 Business Highlights and Trends
•During the year ended December 31, 2023, we invested in the significant expansion of our distribution capabilities through opening new warehouses and racking up additional areas in our existing warehouses.
•We enhanced our sales force in 2023 through the addition of new team members and promotion of our inaugural Chief Revenue Officer.
•During the year ended December 31, 2023, we executed a strategy to pivot into a more asset-light model by increasing imports and scaling back manufacturing in certain locations in light of dropping ocean freight rates coupled with rising domestic labor and operating costs, resulting in strong margin expansion and cash flows.
•We recorded revenues of $405.7 million for the year ended December 31, 2023, a decrease of 4.1% compared to 2022 in revenue amount and an increase of 3.7% in volume.
•We achieved a record gross margin of 37.7% for the year ended December 31, 2023, a 650-basis-point increase from the year ended December 31, 2022.
•We recorded net income of $33.2 million for the year ended December 31, 2023, an increase of 28.4% compared to the year ended December 31, 2022.
•We achieved a record net income margin of 8.2% for the year ended December 31, 2023 compared to 6.1% for the year ended December 31, 2022.

•We generated record net cash provided by operating activities of $53.4 million for the year ended December 31, 2023, an increase of 81.1% compared to prior year.
•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $59.1 million for the year ended December 31, 2023, a 29.4% increase from the year ended December 31, 2022.
•Our Adjusted EBITDA margin, a non-GAAP measure defined below, expanded to a company record of 14.6% for the year ended December 31, 2023, an increase of 380 basis points from the year ended December 31, 2022.
•We had financial liquidity of $59.3 million and additional short-term investments of $26.3 million as of December 31, 2023.
•During the second quarter of 2023, we closed the sale of our equity interest in Bio Earth and received total consideration of $6.1 million, which comprised of our original deposits plus accrued interest.
•On August 7, 2023, our Board of Directors approved our inaugural regular quarterly cash dividend. During the year ended December 31, 2023, we returned a total of $20.9 million to our shareholders in the form of special and regular cash dividend.
•On September 12, 2023, we increased our public float by completing a secondary public offering of 1.2 million shares of our common stock.
Trends in Our Business
The following trends have contributed to the results of our operations, and we anticipate that they will continue to affect our future results:
•One of the most noticeable impacts of the COVID-19 pandemic was on the restaurant industry. The pandemic changed how customers view food delivery and take-out as compared to the traditional form of on-premise dining. There now appears to be a growing preference for the former and we believe this trend will continue to have a positive impact on our results of operations, as more of our customers will require packaging and containers to meet the demands of their increased food delivery and take-out dining consumers.
•Environmental concerns regarding disposable products, broadly, have resulted in a number of significant changes that are specific to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive long-lasting impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products. Our eco-friendly products made up 33% of total sales during the year ended December 31, 2023 compared to 27% during the prior year.
•Most of our products are sourced from vendors abroad and as a result we incur freight costs from these overseas import shipments, which could be a significant component of our cost of goods sold. Elevated ocean freight rates could pressure our gross margin, and if we raise our price, dampen the demand for our products. Steady or dropping ocean freight could yield significant opportunities for us to expand our margin. However, it could also reduce the barrier of entry, intensifying the competition.
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
•Supplier chain effectiveness could have a long-lasting impact on our operations and financial results. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to manage our global supply chain effectively, including the accurate forecast of demand, the successful procurement of raw materials and products, and the effective management of our inventory, production and distribution.

•Fluctuations in foreign currency exchange rates could impact either positively or negatively various aspects of our business activities, including but not limited to our purchasing power and capacity to source inventory.
•Beginning the first quarter of 2023, we began to execute a strategic business decision to pivot into a more asset-light growth model by increasing import and scaling back manufacturing in certain locations. We believe this will have either a positive or a negative impact on our results of operations, depending on whether we can successfully source and import finished goods at a price that is more favorable than domestically manufacturer products, and effectively realize savings from reduced manufacturing capabilities.
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
Allowance for Doubtful Accounts
The Company recognizes an allowance for doubtful accounts on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt write-offs, current past due customers in the aging, risk profiles associated with different customer types, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our customers could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results. As of December 31, 2023, and 2022, we had a total allowance for doubtful accounts of $0.4 million and $1.3 million, respectively.
Inventory Reserve
The Company maintains a reserve for excess and obsolete inventory and carries its inventory at net realizable value, taking into account various factors including historic usage, expected demand, anticipated sales price, and product expiration and obsolescence. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that the future trend will be similar to what we have experienced in the past. A significant change in demand or selling prices could result in additional reserve and materially affect our future financial results. We had an inventory reserve of $0.4 million and $0.7 million as of December 31, 2023, and 2022, respectively.
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
The risk-free interest rate assumption for options granted under the Plan, as defined in Note 13 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, is based upon observed interest rates on the United States government securities appropriate for the expected term of the stock options.

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
We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period. Stock-based compensation expense for the years ended December 31, 2023 and 2022 was $0.8 million, and $2.0 million, respectively.
Results of Operations
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022
	(in thousands)
Net sales	$405,651	$422,957
Cost of goods sold	252,608	290,871
Gross profit	153,043	132,086
Operating expenses	110,967	102,071
Operating income	42,076	30,015
Other income, net	908	2,498
Provision for income taxes	9,804	6,676
Net income	$33,180	$25,837
Net sales
Net sales were $405.7 million for the year ended December 31, 2023 compared to $423.0 million for the year ended December 31, 2022, a decrease of $17.3 million, or 4.1%. This decrease is primarily made up of $33.3 million from unfavorable year-over-year pricing comparison, as we actively passed on savings from ocean freight and raw material costs to customers, and a $6.9 million reduction in logistic services and shipping revenue. Such decreases were partially offset by an increase of $16.4 million in volume and change in product mix, and an increase of $6.4 million due to the adjustment of online sales platform fees into operating expense for the year ended December 31, 2023.
Cost of goods sold
Cost of goods sold was $252.6 million for the year ended December 31, 2023 compared to $290.9 million for the year ended December 31, 2022, a decrease of $38.3 million, or 13.2%. Ocean freight and import duty costs decreased $31.0 million. This was primarily driven by a significant decrease in ocean freight rate partially offset by an increase in import duty charges, as 2023 included an estimated additional anti-dumping and countervailing duty charge of $3.9 million related to a U.S. Customs and Border Protection investigation on certain products imported during 2022 to 2023. See Note 20 - Commitments and Contingencies for further discussion on the matter. Product costs decreased $11.1 million as a result of lower sales in the current period, reduced vendor pricing on certain raw materials and finished goods, and a favorable foreign currency exchange rate impact from the strengthening of the United States Dollar against Taiwan New Dollar. Such decreases were partially offset by an adjustment of $3.9 million of certain production expenses from operating expenses into cost of goods sold for year ended December 31, 2023, and an increase of $0.4 million in inventory adjustments. During the year ended December 31, 2023, we recorded $3.9 million in inventory adjustments, out of which $1.7 million related to the write-off of raw materials as we disposed of certain machinery and equipment in executing the plan to scale back production in the U.S. During the year ended December 31, 2022, we recorded $3.5 million in inventory adjustments, out of which $0.9 million related to an out-of-period write-off of certain inventory items to correct immaterial errors in the quarterly and annual financial statements previously issued.

Gross profit

Gross profit was $153.0 million for the year ended December 31, 2023 compared to $132.1 million for the year ended December 31, 2022, an increase of $21.0 million, or 15.9%. Gross margin was 37.7% for the year ended December 31, 2023 compared to 31.2% for the year ended December 31, 2022, an increase of 650 basis points. Gross margin for the year ended December 31, 2023 included a negative impact totaling 140 basis points from the $3.9 million additional import duty charge and the $1.7 million write-off of raw materials associated with the disposal of certain machinery, as well as a net favorable impact of 60 basis points from the adjustment of certain production expenses and online sales platform fees, as discussed above. During the year ended December 31, 2022, gross margin included a negative impact of 20 basis points from the $0.9 million out-of-period write-off of certain inventory items discussed above. The year-over-year margin expansion is largely due to a significant decrease in total ocean freight and import costs, which as a percentage of net sales was 7.5% during the year ended December 31, 2023, down from 14.5% during the year ended December 31, 2022. Additional margin expansion factors also included strong United States Dollar against Taiwan New Dollar, and our efforts to scale back manufacturing in the U.S. in favor of imports which carry higher margin and improve operating efficiencies.
Operating expenses

Operating expenses were $111.0 million for the year ended December 31, 2023 compared to $102.1 million for the year ended December 31, 2022, an increase of $8.9 million, or 8.7%. The increase in operating expenses was primarily attributable to an adjustment of $6.4 million of online sales platform fees discussed above, an increase of $4.6 million in labor costs from the workforce expansion as we increased warehouse headcount to handle the larger volume of imports, an increase of $2.9 million in rent, warehouse, and utilities expense from our expanded distribution footprint, an increase of $2.4 million in marketing expense primarily to grow our e-commerce sales, an increase of $2.6 million in impairment expense and loss, net, primarily related to disposal of machinery as we scaled back production, and a write-off of $1.1 million in vendor prepayment upon the resolution of a legal contingency. These increases were partially offset by a decrease of $4.3 million in shipping and transportation costs due to lower shipping rates, a decrease of $1.3 million in in stock-based compensation expense, a decrease of $1.0 million in bad debt expense, and an adjustment of $3.9 million of certain production expenses from operating expenses into cost of goods sold for the year ended December 31, 2023 as discussed above.

Operating income

Operating income was $42.1 million for the year ended December 31, 2023 compared to $30.0 million for the year ended December 31, 2022, an increase of $12.1 million, or 40.2%. The increase was primarily due to an increase in gross profit of $21.0 million partially offset by an increase in operating expenses of $8.9 million, as discussed above.
Other income, net

Other income, net was $0.9 million for the year ended December 31, 2023 compared to $2.5 million for the year ended December 31, 2022. The decrease of $1.6 million was primary due to a decrease in the gain on foreign currency transactions of $1.5 million and a decrease in interest income of $0.4 million. Interest income was $1.8 million during the year ended December 31, 2023, which was primarily earned on cash, cash equivalents, and short-term investments. Interest income was $2.2 million during the year ended December 31, 2022, which was primarily associated with a gain on interest rate swap. Such decreases were partially offset by an increase in other income of $0.2 million.
Provision for income taxes
Provision for income taxes was $9.8 million for the year ended December 31, 2023 compared to $6.7 million for the year ended December 31, 2022, an increase of $3.1 million, or 46.9%. The Company’s effective tax rate was 22.8% for the year ended December 31, 2023 compared to 20.5% for the year ended December 31, 2022. The year-over-year increase in effective tax rate is primarily due to the decrease in non-controlling interest, which is not subject to tax, and a decrease in research and development credit, as we scaled back production and the associated research and development activities.
Net income
Net income was $33.2 million for the year ended December 31, 2023 compared to $25.8 million for the year ended December 31, 2022, an increase of $7.3 million, or 28.4%. The increase was primarily driven by an increase in operating income of $12.1 million partially offset by a decrease in other income, net of $1.6 million and an increase in the provision for income taxes of approximately $3.1 million, as discussed above.

Non-GAAP Financial Measures
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) out-of-period adjustment, (vii) secondary offering transaction costs, (viii) write-off of certain inventory items outside the normal course of business, and (ix) impairment expense and loss, net, on disposal of machinery outside the normal course of business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Year Ended December 31,
Reconciliation of Adjusted EBITDA (unaudited):	2023		2022
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$33,180	8.2%	$25,837	6.1%
Add (deduct):
Interest income	(1,803)	(0.4)	(2,226)	(0.5)
Interest expense	2,043	0.5	2,017	0.5
Provision for income taxes	9,804	2.4	6,676	1.6
Depreciation and amortization	10,783	2.7	10,405	2.4
Stock-based compensation expense	770	0.2	2,047	0.5
Out-of-period adjustment (3)	—	—	879	0.2
Secondary offering transaction costs (2)	453	0.1	—	—
Write-off of inventory (1)	1,710	0.4	—	—
Impairment expense and loss, net, on disposal of machinery (1)	2,132	0.5	—	—
Adjusted EBITDA	$59,072	14.6%	$45,635	10.8%
(1) The write-off of inventory and impairment expense and loss, net, on disposal of machinery represent costs incurred in connection with the scaling back of production in the U.S. As part of the execution of this strategy, certain machinery and equipment were disposed of or impaired, and raw materials associated with those machinery and equipment were written-off.

(2) Secondary offering transaction costs represent legal and professional fees incurred in connection with the completion of the secondary offering during the year ended December 31, 2023, which were directly related to the offering and were incremental to our normal operating expenses.
(3) The out-of-period adjustment represented an inventory write-off recorded during the year ended December 31, 2022, which management believes was not representative of our underlying operating performance. The adjustment was to correct immaterial errors in the accounting for certain inventory items in our previously issued quarterly and annual financial statements. The impact of the inventory write-off was an increase to cost of goods sold of $0.9 million for the year ended December 31, 2022.
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
As described in Note 8 — Line of Credit to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 14, 2023, we amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%. On June 20, 2023, we amended the Line of Credit which increased the standby letter of credit sublimit from $2.0 million to $5.0 million. As of December 31, 2023, the amount issued under the standby letter of credit was $3.8 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $36.2 million.
As described in Note 10 — Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan had an initial balance of $20.7 million and an option to request for additional advances up to a maximum of $8.0 million through June 2023, which we exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. Proceeds from the 2027 Term Loan were used to pay down an existing term loan with the same lender, which was set to mature in May 2029 with interest accruing at prime rate less 0.25%, and had an outstanding balance of $20.6 million as of the repayment date.
Additionally, as of December 31, 2023, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of December 31, 2023, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of December 31, 2023, we had no borrowing on the Line of Credit, $28.2 million in outstanding balance under the 2027 Term Loan, and $21.6 million in outstanding balance under the 2026 Term Loan.

As described in Note 4 — Joint Venture in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we entered into a joint venture agreement (the "JV Agreement") in April 2022 to establish a new corporation, Bio Earth, to build a bagasse factory in Taiwan. Through March 31, 2023, we had made net payments totaling $6.0 million as stipulated in the JV Agreement. In May 2023, we entered into a share transfer agreement to sell all of our equity interest in Bio Earth to Keary Global. Concurrent with the share transfer agreement, the Company also entered into an agreement with Keary Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the share transfer. As of the end of the second quarter of 2023, the share transfer to Keary Global had been completed and we received the full amount of the total consideration owed to us in connection with the sale of our equity interest in Bio Earth of $6.1 million, representing the original deposits totaling $6.0 million plus interest which accrued at 5% per annum.
During the year ended December 31, 2023, we initiated a regular quarterly dividend and paid out special and regular quarterly dividend totaling $20.9 million. During the year ended December 31, 2022, we paid out special dividend totaling $7.0 million. Additionally, as described in Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on February 7, 2024, our Board of Directors declared a quarterly dividend of $0.30 per share on our common stock, which was paid on February 29, 2024 to shareholders of record at the close of business on February 21, 2024.
As described in Note 16 — Impairment Expense and Loss (Gain), Net, on Disposal of Machinery to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, in February 2023, management started to pivot into a more asset-light growth model by increasing import and scaling back manufacturing in certain locations. As part of the execution of this strategy, management reached an agreement with two unrelated third-party vendors in Taiwan to sell them certain of our manufacturing machinery and equipment. We also cancelled certain equipment purchase commitments that we had previously paid deposits towards. As of December 31, 2023, we had received $0.5 million in deposit refunds and $2.1 million from sale of the machinery and equipment. We expect to receive approximately $0.4 million in additional net cash proceeds from sale of the various manufacturing equipment in the next 12 months.
We have certain contractual obligations, such as operating lease obligations and purchase obligations that require us to make periodic payments. At December 31, 2023, we had operating leases, primarily for manufacturing and distribution facilities, and purchase obligations primarily for machinery and equipment, expiring at various dates through 2031. As described further in Note 15 — Leases in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we had a total of $21.5 million of operating lease liabilities as of the year ended December 31, 2023 with minimum lease payments ranging from approximately $2.0 million to $6.0 million on an annual basis over the next five years. We had purchase obligations of $0.5 million outstanding as of the December 31, 2023, all of which are due in 2024. Such purchase obligations are primarily related to the purchase of machinery and equipment. Other than these contractual obligations, our off-balance sheet arrangements primarily consists of letters of credits issued under our Line of Credit. As of December 31, 2023, we had $3.8 million of letters of credits issued and outstanding under our Line of Credit. Additionally, as discussed in Note 20 — Commitments and Contingencies to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. Although we recorded an estimated additional import duty liability and cost of goods sold of $2.3 million as of December 31, 2023, the amount of the final payments could vary significantly from this estimate. We are currently in the process of evaluating the appeal options and determining the timing of the payments.
Our ongoing operations and growth strategy may require us to continue to make investments in our logistics and manufacturing infrastructure, e-commerce platform, talent, and technology capabilities. In addition, we may consider making strategic acquisitions and investments which could require significant liquidity. The rapidly changing macroeconomic and geopolitical dynamics created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects beyond 2023. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund capital expenditures for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.
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
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at December 31, 2023 compared to December 31, 2022:

	December 31, 2023	December 31, 2022	Increase/(Decrease)
	(in thousands)
Current assets	$154,929	$123,800	$31,129
Current liabilities	44,401	39,253	5,148
Working capital	$110,528	$84,547	$25,981
As of December 31, 2023, we had working capital of $110.5 million, compared with working capital of $84.5 million as of December 31, 2022, representing an increase of $26.0 million, or 30.7%. The improvement in working capital was driven by an increase of $31.1 million in current assets, partially offset by an increase of $5.1 million in current liabilities. The increase in current assets was primarily driven by an increase in cash and cash equivalents and short-term investments of $33.4 million, partially offset by a decrease in account receivable of $2.1 million and a decrease in prepaid expenses and other current assets of $0.4 million. The increase in current liabilities was primarily driven by an increase in other payable of $3.2 million due to reclassification of government grants from long-term to short-term, an increase in accounts payable and related party payable totaling $0.3 million, an increase in accrued expense of $1.6 million, and an increase in operating lease liability due within twelve months of $0.3 million, partially offset by a decrease in customer deposits of $0.3 million.
Cash Flows
The following table summarizes cash flow for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$53,379	$29,474
Net cash used in investing activities	(30,174)	(17,845)
Net cash used in financing activities	(16,170)	(2,071)
Net change in cash and cash equivalents	$7,035	$9,558
Cash flows provided by operating activities. Net cash provided by operating activities was $53.4 million for the year ended December 31, 2023, primarily the result of net income of $33.2 million, adjusted for certain non-cash items totaling $22.0 million, consisting mainly of depreciation and amortization of fixed and operating right-of-use assets, write-off of inventory and vendor prepayment, loss, net, on disposal of machinery, stock-based compensation, impairment of deposits, deferred income taxes, and adjustments to the allowance for doubtful accounts and inventory reserve. In addition, cash decreased $1.8 million, primarily as a result of changes in working capital, which included a decrease of $4.6 million from a reduction in operating lease liabilities, an increase of $3.8 million in inventory to accommodate higher sales volume, and a decrease of $1.6 million in accrued expenses, partially offset by a decrease of $2.9 million in accounts receivable from decreased sales and improved cash collections, a decrease of $1.4 million in other assets, an increase of $1.1 million in accounts payable and related party payable, and an increase of $0.6 million in other liabilities.
Net cash provided by operating activities was $29.5 million for the year ended December 31, 2022, primarily the result of net income of $25.8 million, adjusted for certain non-cash items totaling $18.6 million, consisting mainly of depreciation and amortization, stock-based compensation, adjustments to accounts receivable and inventory reserves, changes in fair value of interest rate swap, deferred income taxes and asset impairment. In addition, cash decreased $15.0 million, primarily as a result of changes in working capital, which included an increase of $16.2 million to accommodate higher sales volume, an increase of $1.5 million in prepaid expenses and other current assets, and a decrease of $3.8 million in operating lease liability, partially offset by a decrease of $1.9 million in accounts receivable due to changes in the timing of collections, an increase of $3.0 million in accounts payable and related party payable, and an increase of $1.6 million in accrued expenses.
Cash flows used in investing activities. Net cash used in investing activities was $30.2 million for the year ended December 31, 2023, which primarily included $49.2 million in purchases of short-term investments, $6.3 million in deposits made towards the purchase of property and equipment, and $2.8 million paid to directly acquire property and equipment, partially offset by $23.0 million in redemptions of short-term investments, $4.0 million of net refund from the joint venture investment, $0.8 million of proceeds from the sale of machinery and equipment, and $0.5 million of deposits refunded from cancelled machinery orders. Net cash used in investing activities was $17.8 million for year ended December 31, 2022, which primarily included $12.1 million of deposits paid for additional property and equipment, $4.0 million of net investment pursuant to the JV Agreement, $2.7 million paid to purchase property and equipment, partially offset by $0.8 million received from the settlement of the interest rate swap.
Cash flows used in financing activities. Net cash used in financing activities was $16.2 million for the year ended December 31, 2023, which primarily included $20.9 million of dividend payments to shareholders, $2.3 million of distributions from our variable interest entity to shareholders, and $1.0 million of payments made towards the term loans, partially offset by $8.0 million of additional borrowings under the 2027 Term Loan. Net cash used in financing activities was $2.1 million for the year ended December 31, 2022 which primarily which primarily included $21.6 million of payments made towards the term loans, $21.1 million of payments on the Line of Credit, and $7.0 million of dividend payments to shareholders, partially offset by $21.1 million of borrowings under the Line of Credit, additional borrowing under the 2026 Term Loan of $6.9 million, and borrowings under the 2027 Term Loan of $20.6 million.
Related Party Transactions
For a description of significant related party transactions, see Note 17 — Related Party Transactions in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KARAT PACKAGING INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Karat Packaging Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Karat Packaging Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 15, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Karat Packaging Inc.
Chino, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Karat Packaging Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases
As discussed in Notes 2 and 15 to the consolidated financial statements, the Company has changed its method for accounting for leases effective January 1, 2022 due to the adoption of Accounting Standards Codification 842 - Leases.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

Los Angeles, California

March 16, 2023

We served as the Company’s auditor from 2016 through 2023.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents (including $13,566 and $2,022 associated with variable interest entity at December 31, 2023 and 2022, respectively)	$23,076	$16,041
Short-term investments	26,343	—
Accounts receivable, net of allowance for bad debt of $392 and $1,260 at December 31, 2023 and 2022, respectively (including $0 and $6 associated with variable interest entity at December 31, 2023 and 2022, respectively)	27,763	29,912
Inventories	71,528	71,206
Prepaid expenses and other current assets (including $82 and $191 associated with variable interest entity at December 31, 2023 and 2022, respectively)	6,219	6,641
Total current assets	154,929	123,800
Property and equipment, net (including $44,185 and $45,399 associated with variable interest entity at December 31, 2023 and 2022, respectively)	95,226	95,568
Deposits	1,047	12,413
Goodwill	3,510	3,510
Intangible assets, net	327	353
Operating right-of-use assets	20,739	15,713
Other assets (including $53 and $38 associated with variable interest entity at December 31, 2023 and 2022, respectively)	619	818
Total assets	$276,397	$252,175
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $63 and $2 associated with variable interest entity at December 31, 2023 and 2022, respectively)	$18,446	$18,559
Accrued expenses (including $591 and $625 associated with variable interest entity at December 31, 2023 and 2022, respectively)	10,576	9,005
Related party payable	5,306	4,940
Customer deposits (including $116 and $165 associated with variable interest entity at December 31, 2023 and 2022, respectively)	951	1,281
Long-term debt, current portion (including $1,122 and $957 associated with variable interest entity at December 31, 2023 and 2022, respectively)	1,122	957
Operating lease liabilities, current portion	4,800	4,511
Other payables (including $1,302 and $0 associated with variable interest entity at December 31, 2023 and 2022, respectively)	3,200	—
Total current liabilities	44,401	39,253

	December 31, 2023	December 31, 2022
Deferred tax liability	4,197	5,156
Long-term debt, net of current portion and debt discount of $203 and $216 at December 31, 2023 and December 31, 2022, respectively (including $48,396 and $41,558 associated with variable interest entity at December 31, 2023 and 2022, respectively, and debt discount of $203 and $216 associated with variable interest entity at December 31, 2023 and 2022, respectively)	48,396	41,558
Operating lease liabilities, net of current portion	16,687	11,623
Other liabilities (including $0 and $1,302 associated with variable interest entity at December 31, 2023 and 2022, respectively)	26	2,652
Total liabilities	113,707	100,242
Commitments and Contingencies (Note 20)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,988,482 and 19,965,482 shares issued and outstanding, respectively, as of December 31, 2023 and 19,908,005 and 19,885,005 shares issued and outstanding, respectively, as of December 31, 2022	20	20
Additional paid in capital	86,667	85,792
Treasury stock, $0.001 par value, 23,000 shares as of both December 31, 2023 and 2022	(248)	(248)
Retained earnings	67,679	56,118
Total Karat Packaging Inc. stockholders’ equity	154,118	141,682
Noncontrolling interest	8,572	10,251
Total stockholders’ equity	162,690	151,933
Total liabilities and stockholders’ equity	$276,397	$252,175
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Net sales	$405,651	$422,957
Cost of goods sold	252,608	290,871
Gross profit	153,043	132,086
Operating expenses:
Selling expenses	41,490	35,844
General and administrative expenses (including $2,749 and $2,775 associated with variable interest entity for the years ended December 31, 2023 and 2022, respectively)	66,952	66,259
Impairment expense and loss (gain), net, on disposal of machinery	2,525	(32)
Total operating expenses	110,967	102,071
Operating income	42,076	30,015
Other income (expenses)
Rental income (including $981 and $949 associated with variable interest entity for the years ended December 31, 2023 and 2022, respectively)	1,090	949
Other expense, net	(45)	(228)
Gain on foreign currency transactions	103	1,568
Interest income (including $606 and $2,171 associated with variable interest entity for the years ended December 31, 2023 and 2022, respectively)	1,803	2,226
Interest expense (including $2,019 and $1,821 associated with variable interest entity for the years ended December 31, 2023 and 2022, respectively)	(2,043)	(2,017)
Total other income, net	908	2,498
Income before provision for income taxes	42,984	32,513
Provision for income taxes	9,804	6,676
Net income	33,180	25,837
Net income attributable to noncontrolling interest	710	2,189
Net income attributable to Karat Packaging Inc.	$32,470	$23,648
Basic and diluted earnings per share:
Basic	$1.63	$1.19
Diluted	$1.63	$1.19
Weighted average common shares outstanding, basic	19,904,698	19,824,911
Weighted average common shares outstanding, diluted	19,977,712	19,925,905
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	19,827,417	$20	(23,000)	$(248)	$83,694	$39,434	$122,900	$9,125	$132,025
Cash dividends declared ($0.35 per share)	—	—	—	—	—	(6,964)	(6,964)	—	(6,964)
Issuance of common stock upon vesting of restricted stock units	75,588	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,047	—	2,047	—	2,047
Exercise of stock options	5,000	—	—	—	51	—	51	—	51
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(1,063)	(1,063)
Net income	—	—	—	—	—	23,648	23,648	2,189	25,837
Balance, December 31, 2022	19,908,005	$20	(23,000)	$(248)	$85,792	$56,118	$141,682	$10,251	$151,933
Cash dividends declared ($1.05 per share)	—	—	—	—		(20,909)	(20,909)	—	(20,909)
Issuance of common stock upon vesting of restricted stock units	73,617	—	—	—	(18)	—	(18)	—	(18)
Stock-based compensation	—	—	—	—	770	—	770	—	770
Exercise of stock options	6,860	—	—	—	123	—	123	—	123
Distributions to shareholders, net of tax withholding	—	—	—	—	—	—	—	(2,295)	(2,295)
Noncontrolling interest tax withholding	—	—	—	—		—	—	(94)	(94)
Net income	—	—	—	—	—	32,470	32,470	710	33,180
Balance, December 31, 2023	19,988,482	$20	(23,000)	$(248)	$86,667	$67,679	$154,118	$8,572	$162,690
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$33,180	$25,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $1,214 associated with variable interest entity for both the year ended December 31, 2023 and 2022)	10,783	10,405
Adjustments to allowance for bad debt	(711)	1,010
Adjustments to inventory reserve	(399)	6
Write-off of inventory	3,897	3,470
Impairment of deposits	549	465
Write-off of vendor prepayment	1,124	—
Loss (gain), net, on disposal of machinery and equipment	2,002	(32)
Change in fair value of interest rate swap (including $0 and $2,159 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	—	(2,159)
Amortization of loan fees (including $57 and $40 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	81	40
Accrued interest on certificates of deposit	(155)	—
Stock-based compensation	770	2,047
Amortization of operating right-of-use assets	4,969	3,822
Deferred income taxes	(959)	(478)
(Increase) decrease in operating assets
Accounts receivable (including $6 and $18 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	2,860	1,854
Inventories	(3,820)	(16,210)
Prepaid expenses and other current assets (including $109 and $75 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	(466)	(1,514)
Other assets (including $14 and $27 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	1,439	(36)
Increase (decrease) in operating liabilities
Accounts payable (including $60 and $495 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	696	89
Accrued expenses (including $34 and $402 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	1,571	1,571
Related party payable	366	2,937
Income taxes payable	—	(85)
Customer deposits (including $49 and $77 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	(330)	66
Operating lease liability	(4,642)	(3,780)
Other liabilities (including $0 and $1 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	574	149
Net cash provided by operating activities	$53,379	$29,474

	Year Ended December 31,
	2023	2022
Cash flows from investing activities
Purchases of property and equipment	(2,835)	(2,657)
Proceeds on disposal of property and equipment	841	77
Payments for costs incurred from sale of machinery and equipment	(186)	—
Deposits paid for joint venture investment	(2,900)	(5,876)
Deposits refunded from joint venture investment	6,900	1,876
Deposits refunded from cancelled machinery orders	503	—
Deposits paid for property and equipment	(6,309)	(12,090)
Proceeds from settlement of interest rate swap (including $0 and $825 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	—	825
Purchase of short-term investments (including $8,000 and $0 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	(49,188)	—
Redemption of short-term investments (including $8,000 and $0 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	23,000	—
Net cash used in investing activities	$(30,174)	$(17,845)
Cash flows from financing activities
Proceeds from line of credit	—	21,100
Payments on line of credit	—	(21,100)
Proceeds from long-term debt (including $8,000 and $27,477 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	8,000	27,477
Payments for lender fees	(61)	—
Payments on long-term debt (including $1,010 and $21,572 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	(1,010)	(21,572)
Tax withholding on vesting of restricted stock units	(18)	—
Proceeds from exercise of common stock options	123	51
Dividends paid to shareholders	(20,909)	(6,964)
Distributions to shareholders, net of tax withholding (including $2,295 and $0 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	(2,295)	—
Payments of noncontrolling interest tax withholding (including $0 and $1,063 associated with variable interest entity for the year ended December 31, 2023 and 2022, respectively)	—	(1,063)
Net cash used in financing activities	$(16,170)	$(2,071)
Net increase in cash and cash equivalents	7,035	9,558
Cash and cash equivalents
Beginning of year	$16,041	$6,483
End of year	$23,076	$16,041
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$10,463	$9,859
Non-cash purchases of property and equipment	148	196
Supplemental disclosures of cash flow information:
Cash paid for income tax	$11,765	$8,303
Cash paid for interest	$1,996	$1,978
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
The Company is a manufacturer and distributor of single-use disposable products used in a variety of restaurant and foodservice settings. The Company supplies a wide range of products such as food containers, tableware, cups, lids, cutlery, and straws. The products are available in plastic, paper, bagasse, biopolymer-based, and other compostable forms. In addition to manufacturing and distribution, the Company offers customized solutions to customers, including new product development, design, printing, and logistics services, and distributes certain specialty food and beverages products, such as syrups, boba, and coffee drinks.
The Company supplies products to national and regional distributors, supermarkets, airlines, restaurants, and convenience stores as well as to smaller chains and businesses including coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops.
The Company currently operates manufacturing facilities and distribution centers in Chino, California; Rockwall, Texas, and Kapolei, Hawaii. In addition, the Company operates eight other distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; City of Industry, California, Aurora, Illinois; and Sugar Land, Texas. As described in Note 22 — Subsequent Events, the Company entered into a lease agreement on February 12, 2024 for an additional distribution center in Mesa, Arizona.
2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).
Principles of Consolidation: The consolidated financial statements include the accounts of Karat Packaging and its wholly-owned and controlled operating subsidiaries: Lollicup, Lollicup Franchising, LLC (“Lollicup Franchising”), and Global Wells, a variable interest entity wherein the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
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
Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ materially from the estimates that were assumed in preparing the consolidated financial statements. Estimates that are significant to the consolidated financial statements include stock-based compensation, allowance for doubtful accounts and reserve for excess and obsolete inventory.
Reporting Segments: The Company manages and evaluates its operations in one reportable segment. This segment consists of manufacturing and distribution of a broad portfolio of single-use products that are used to serve food and beverages and are available in plastic, paper, bagasse, biopolymer-based, and other compostable forms. It also consists of the distribution of certain specialty food and beverage products, such as syrup, boba, and coffee drinks, as well as restaurant and warehouse supplies. The Company’s long-lived assets are all located in the United States, and its revenues are almost entirely generated in the United States.

Earnings per share: Basic earnings per common share is calculated by dividing net income attributable to Karat Packaging, Inc. by the weighted average number of common shares outstanding during the related period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares.
Out-of-period adjustment: During the quarter ended December 31, 2023, the Company recorded an out-of-period adjustment to write-off a vendor prepayment of $1,124,000 due to the resolution of a legal contingency that should have been reflected in its quarterly financial statements for the quarter ended September 30, 2023. The Company evaluated the error and determined it was immaterial to both impacted periods. Although the full year financial statements for the year ended December 31, 2023 are not affected, the impact of the adjustment for the quarter ended December 31, 2023 was a decrease to other assets and an increase in general and administrative expenses of $1,124,000 and a tax-effected decrease to net income of $847,000. See Note 20 — Commitments and Contingencies for further discussion about this litigation.
During the quarter ended December 31, 2023, the Company also recorded the following misclassification adjustments for the full year amounts within the consolidated statement of income with no impact on net income: (i) $6,440,000 of online sales third-party platform fees from net sales to selling expense, including $4,764,000 deemed to be out-of-period, (ii) $3,947,000 of certain production expenses primarily related to machinery repair and maintenance from general and administrative expenses to cost of goods sold, including $3,392,000 deemed to be out-of-period, and (iii) $2,147,000 of payroll and employee-related costs for the Company's sales team within operating expenses from general and administrative expenses to selling expenses, including $1,529,000 deemed to be out-of-period. All of the three out-of-period adjustments were recorded to correct immaterial errors in the Company's previously issued quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2023. The aggregate impact of these out-of-period adjustments for the quarter ended December 31, 2023 was an increase in net sales of $4,764,000, an increase in cost of goods sold of $3,392,000, an increase in selling expenses of $6,293,000, and a decrease in general and administrative expenses of $4,921,000. These misclassification adjustments had no effect on totals for assets and liabilities, shareholders' equity, cash flows or net income for either the quarter ended December 31, 2023 or any of the previously reported quarters.
Reclassification: Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported totals for assets and liabilities, shareholders' equity, cash flows or net income.
Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2023 and 2022, cash and cash equivalents were comprised of cash on hand, cash deposited with banks, and cash held in certain money market fund.
Accounts Receivable and Allowances: Accounts receivable consists primarily of amounts due from customers. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history. The Company recognizes an allowance for doubtful accounts on accounts receivable in an amount equal to the estimated expected losses net of recoveries. The Company estimates this allowance based on knowledge of the customers' financial condition, review of historical receivable and reserve trends, and other pertinent information. The Company also maintains a sales allowance primarily related to potential billing adjustments due to situations such as product returns and damages. The amount of the sales allowance is determined based on a historical transaction analysis. Any additions to the sales allowance are recorded as a reduction to net revenue.
Inventories: Inventories consist of raw materials, semi-finished goods, and finished goods. Inventory cost is determined using the weighted-average method and valued at lower of cost or net realizable value. The Company maintains a reserve for excess and obsolete inventory, taking into account various factors including historic usage, expected demand, anticipated sales price, and product expiration and obsolescence.
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
Deposits: Deposits are payments made for machinery and equipment as well as construction and improvement for the Company’s facilities. Included in deposits are also payments made to lessors of leased properties as security for the full and faithful observance of contracts, which will be refunded to the Company upon expiration or termination of the contract.
Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If such events or circumstances exist, an impairment test is performed which comprises of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. For the years ended December 31, 2023 and 2022, management concluded that an impairment of long-lived assets was not required.
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
Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. During the years ended December 31, 2023 and 2022, the Company determined no goodwill impairment has occurred.
Government Grants: Government grants are not recognized unless there is reasonable assurance that Lollicup and Global Wells, recipients of the grants, will comply with the grants’ conditions and that the grants will be received. As of December 31, 2023 and 2022, Lollicup received cumulative grants of $1,500,000 and $1,350,000, respectively. As of both December 31, 2023 and 2022, Global Wells received cumulative grants of $1,302,000. These grants are reported as deferred income within other payable in the accompanying consolidated balance sheet as of December 31, 2023, and within other liabilities in the accompanying consolidated balance sheet as of December 31, 2022, as Lollicup and Global Wells have not fully met all conditions attached to the grants. These conditions include requiring the facility in Rockwall, Texas to maintain a certain minimum tax value for 5 years calendar years through 2024 (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period.
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

In June 2019, Global Wells entered into an interest rate swap to manage interest rate risk, and accounted for such interest rate swap as a derivative instrument under ASC 815. In June 2022, Global Wells terminated this interest rate swap. The interest rate swap was not designated for hedge accounting and as such, changes in the fair value of the interest rate swap were recognized as interest income during the year ended December 31, 2022. See Note 11 — Interest Rate Swap for additional information on the interest rate swap and the related termination.
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
Upon entering into the Texas Lease with Lollicup on March 23, 2018, it was determined that Lollicup holds current and potential rights that give it the power to direct activities of Global Wells that most significantly impact Global Wells’ economic performance, the ability to receive significant benefits, and the obligation to absorb potentially significant losses, resulting in Lollicup having a controlling financial interest in Global Wells. As a result, Lollicup was deemed to be the primary beneficiary of Global Wells and has consolidated Global Wells under the risk and reward model of ASC 810, for the period from March 23, 2018. The monthly lease payments for both the Texas Lease and New Jersey Lease are eliminated upon consolidation.
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 10 — Long Term Debt for a description of the two term loans that Global Wells had with financial institutions as of December 31, 2023.
Revenue Recognition: The Company generates revenues from product sales to customers that include national chains. regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the years ended December 31, 2023 and 2022, net sales disaggregated by customer type consist of the amounts shown below.

	Year Ended December 31,
	2023	2022
	(in thousands)
National and regional chains	$89,655	$95,786
Distributors	228,316	242,285
Online	61,265	53,697
Retail	26,415	31,189
	$405,651	$422,957
•National and regional chains revenue: National and regional chains revenue is derived from chain restaurants and businesses with locations across multiple states. Revenue from transactions with national and regional chains is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s facility to the customers.
•Distributors revenue: Distributors revenues are derived from national and regional distributors across the U.S. that purchase the Company’s products for resale and distribution to other businesses such as restaurants, supermarkets, offices, and schools. Revenue from distributions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer.

Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s facility to the customers.
•Online revenue: Online revenue is derived from the Company's online storefront on www.lollicupstore.com, and other e-commerce platforms including Amazon, Walmart, eBay, and TikTok with customers largely consisting of small businesses such as small restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops. Revenue from online transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s facility to the customers. For online sales on third-party e-commerce platforms, the Company is the principal in the three-party arrangement and control of the products remains with the Company at all times until transferring to the end customer or upon return from the end customer. Online platform fees are recognized as selling expenses.
•Retail revenue: Retail revenue is derived primarily from regional and local restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops. Revenue from retail transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. Shipping terms generally indicate when the title and risk of loss have passed, which is generally when the products are shipped from the Company’s facility to the customers.
In addition to product sales, the Company also generates revenue from logistics services which is the transportation and delivery of shipping containers from ports to local retail customers. Logistics services revenue is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Logistics services revenue was $4,382,000 and $6,150,000 for the year ended December 31, 2023, and 2022, respectively.
The transaction price is the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods to the customer. The transaction price is allocated to each performance obligation based on the standalone or contractual selling price. Revenue is recorded based on the total estimated transaction price, which includes fixed consideration and estimates of variable consideration. Variable consideration includes estimates of returns, restocking fees, and consideration payable to customers for rebates, sales incentives, and cooperative advertisement. The Company estimates its variable consideration based on contract terms and historical experience of actual results using the expected value method.
The Company’s contract liabilities consist primarily of rebates, sales incentives, consideration payable to customers for cooperative advertising, and customer deposits. As of December 31, 2023 and 2022, the rebates, sales incentives and cooperative advertising were not significant to the financial statements. Customer deposits are included in the current liabilities in the consolidated balance sheets. During the year ended December 31, 2023, and 2022, the Company recognized revenue of $1,077,000 and $1,104,000, respectively, related to customer deposits received as of the beginning of each respective year.
Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying consolidated statements of income. Shipping and handling fees billed to customers are not deemed to be separate performance obligations for product sales. Shipping and handling costs included within selling expenses in the consolidated statements of income for the years ended December 31, 2023 and 2022 were $28,040,000 and $32,508,000, respectively.
Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue.
Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included in operating expenses in the consolidated statements of income were $4,865,000 and $2,418,000 for the years ended December 31, 2023 and 2022, respectively.
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
For the years ended December 31, 2023 and 2022, purchases from the following vendor makes up greater than 10 percent of total purchases:

	Year Ended December 31,
	2023	2022
Keary Global Ltd. (“Keary Global”) and its affiliate, Keary International, Ltd. – related parties	13%	11%
Amounts due to the following vendors at December 31, 2023 and 2022, respectively, that exceed 10 percent of total accounts payable are as follows:

	December 31, 2023	December 31, 2022
Keary Global and its affiliate, Keary International – related parties	22%	21%
Fuling Technology Co., Ltd.	16%	18%
Wen Ho Industrial Co., Ltd	14%	*
* Amounts payable represented less than 10% of total accounts payable.
No customer accounted for more than 10 percent of sales or accounts receivable for the years ended December 31, 2023 and 2022.
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
The Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•At December 31, 2023, the Company had money market accounts and certificates of deposit classified as Level 1 and Level 2, respectively, within the fair value hierarchy. The short-term investments comprise of certificates of deposits with an original maturity of longer than 90 days and are reported at their carrying value as current assets on the consolidated balance sheet. The carrying value of these short-term investments approximates fair value as they were purchased near or on December 31, 2023.
•At December 31, 2022, the Company had money market accounts classified as Level 1 within the fair value hierarchy, and reported as a current asset on the consolidated balance sheet.
The following table summarizes the Company’s fair value measurements by level at December 31, 2023 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$5,956	$10,000	$—
Short-term investments	—	26,343	—
Fair value, December 31, 2023	$5,956	$36,343	$—
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related party payable, accrued expenses, and other payable at December 31, 2023 and 2022, approximated fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	December 31, 2023
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,490	$19,999
2027 Term Loan	28,028	27,810
	$49,518	$47,809

	December 31, 2022
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$22,168	$20,115
2027 Term Loan	20,563	18,918
	$42,731	$39,033
The fair value of these financial instruments was determined using Level 2 inputs.
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of December 31, 2023 and 2022, the Company did not have any material non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.
Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. The Company recorded a foreign currency gain of $103,000 and $1,568,000 for the years ended December 31, 2023 and 2022, respectively.
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
Leases: The Company determines if an arrangement is a lease at inception. Leases are classified as either finance leases or operating leases. The Company has lease agreements for the use of facilities and vehicles, and its lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Certain lease agreements contain both lease and non-lease components. Fixed payments for non-lease components are combined with lease payments and accounted for together as a single lease component which increases the amount of the lease assets and liabilities. Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term using a discount rate based on similarly secured borrowings available to the Company. ROU assets include any prepaid lease amounts and excludes lease incentives. ROU assets and corresponding operating leases liabilities are recognized for all leases with an initial term greater than 12 months.
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
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for all public companies for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the new standard in annual reporting period beginning after December 15, 2023 and is currently evaluating the impacts of the new guidance on its disclosure within the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for public companies for annual reporting periods beginning after December 15, 2024, and for non-public companies for annual reporting periods beginning after December 15, 2025, with early adoption permitted for both. The Company will adopt the new standard in annual reporting period beginning after December 15, 2025 and is currently evaluating the impacts of the new guidance on its disclosures within the consolidated financial statements.
3. Global Wells
The following financial information includes assets and liabilities of Global Wells and are included in the accompanying consolidated balance sheets, except for those that eliminate upon consolidation:

	December 31, 2023	December 31, 2022
	(in thousands)
Cash	$13,566	$2,022
Accounts receivable	—	53
Prepaid expenses and other current assets	558	191
Due from Lollicup USA Inc.	—	4,700
Property and equipment, net	44,185	45,399
Other assets	3,240	4,262
Total assets	61,549	56,627
Accounts payable	$63	$2
Accrued expenses	591	626
Customer deposits	116	165
Due to Lollicup USA Inc.	14	—
Other payable	1,302	—
Long-term debt, current portion	1,122	957
Long-term debt, net of current portion	48,396	41,558
Other liabilities	—	1,302
Total liabilities	$51,604	$44,610
During the year ended December 31, 2023, Global Wells made a pro rata distribution of its earnings of $3,956,000, net of all applicable withholding taxes, to its four members. Lollicup received $504,000, net of applicable withholding taxes, which is eliminated in the consolidated financial statements. See Note 22 — Subsequent Events for discussion about one of Global Well's members redemption of its ownership interest in this entity.
4. Joint Venture
On April 6, 2022, the Company entered into a joint venture agreement (the "JV Agreement") to establish a new corporation, Bio Earth, to build a bagasse factory in Taiwan. The JV Agreement stipulated an investment by the Company of approximately $6,500,000 for a 49% interest in Bio Earth. During the year ended December 31, 2022, the Company made payments of $5,876,000 and received a refund of $1,876,000 under the JV agreement. During the three months ended March 31, 2023, the Company made additional payments of $2,900,000 and received a refund of $900,000 under the JV Agreement.
On May 8 2023, the Company entered into a Share Transfer Agreement (the "Share Transfer Agreement"), with approval of the Board of Directors, to sell all of its equity interest in Bio Earth to Keary Global for a total consideration of approximately $6,100,000 (the "Share Transfer"), representing the total net deposits made by the Company of $6,000,000 under the JV Agreement as discussed above and interest accruing at 5% per annum. Keary Global and its affiliate, Keary International are both owned or controlled by Jeff Yu, brother of the Company's Chief Executive Officer, Alan Yu. Concurrent with the Share Transfer Agreement, the Company also entered into an agreement with Keary Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the Share Transfer.
As of the end of the second quarter of 2023, the Company had completed the Share Transfer to Keary Global and received the total consideration of $6,100,000 in full.
See Note 17 — Related Party Transactions for further discussion on the Company's business activities with Keary Global.
5. Inventories
Inventories consist of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Raw materials	$9,116	$18,061
Semi-finished goods	1,343	1,850
Finished goods	61,419	52,044
Subtotal	71,878	71,955
Less: inventory reserve	(350)	(749)
Total inventories	$71,528	$71,206
During the year ended December 31, 2023, the Company recorded $3,897,000 of adjustments and write-off related to certain inventory items, including a $1,710,000 write-off of raw materials, as the Company disposed of certain machinery and equipment in executing the strategy to scale back production in certain locations. See Note 16 — Impairment Expense and Loss (Gain), Net, on Disposal of Machinery for further discussion about the disposal of machinery.
During the year ended December 31, 2022, the Company recorded a $3,470,000 write-off of certain inventory items, out of which $879,000 was determined to be out-of-period and was recorded to correct immaterial errors in its previously issued quarterly and annual financial statements.
Inventory adjustments and write-offs are included in cost of goods sold on the accompanying consolidated statements of income.
6. Property and Equipment

	December 31, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$67,321	$70,234
Leasehold improvements	19,085	19,063
Vehicles	7,038	6,725
Furniture and fixtures	1,015	1,016
Building	38,503	36,599
Land	11,907	11,907
Computer hardware and software	93	593
	144,962	146,137
Less: accumulated depreciation and amortization	(49,736)	(50,569)
Total property and equipment, net	$95,226	$95,568
Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying consolidated statements of income. Depreciation and amortization expense on property and equipment reported within general and administrative expense was $3,981,000 and $4,491,000 for the years ended December 31, 2023 and 2022, respectively. Depreciation and amortization expense on property and equipment reported within cost of goods sold was $6,776,000 and $5,887,000 for the years ended December 31, 2023 and 2022, respectively.
7. Goodwill
The following table summarizes the activity in the Company's goodwill from December 31, 2021 to December 31, 2023:

(in thousands)
Balance at December 31, 2021	$3,510
Goodwill acquired	—
Balance at December 31, 2022	$3,510
Goodwill acquired	—
Balance at December 31, 2023	$3,510
8. Line of Credit
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

On March 14, 2023, the Company amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%. The Line of Credit also includes a standby letter of credit sublimit, which was amended and increased to $2,000,000 on August 18, 2022 and then to $5,000,000 on June 20, 2023.

The Company had no borrowings outstanding under the Line of Credit as of both December 31, 2023 and December 31, 2022. The amount issued under the standby letter of credit was $3,766,000 and $1,070,000 as of December 31, 2023 and 2022, respectively. As of December 31, 2023, and 2022, the maximum remaining amount that could be borrowed under the Line of Credit was $36,234,000 and $38,930,000, respectively. As of both December 31, 2023 and 2022, the Company was in compliance with the financial covenants under the Line of Credit.
9. Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Accrued miscellaneous expenses	$1,271	$513
Accrued payroll	1,685	2,327
Accrued ocean freight and other import costs	3,513	392
Accrued sale and use taxes	1,006	992
Accrued professional services fees	845	600
Accrued vacation and sick pay	619	543
Accrued property tax	552	1,164
Accrued shipping expenses	525	1,918
Accrued sales discount expense	487	448
Accrued interest expense	73	108
Total accrued expenses	$10,576	$9,005

10. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2023	December 31, 2022
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
	$21,555	$22,168
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
	28,166	20,563
Long-term debt	49,721	42,731
Less: unamortized loan fees	(203)	(216)
Less: current portion	(1,122)	(957)
Long-term debt, net of current portion	$48,396	$41,558

At December 31, 2023, future maturities are:

(in thousands)
2024	$1,122
2025	1,179
2026	20,798
2027	26,622
$49,721

The 2027 Loan was a refinance in June 2022 from a previous $21,580,000 term loan, and was accounted for as a debt modification. The Company was in compliance with all of its financial covenants as of both December 31, 2023 and 2022.
11. Interest Rate Swaps
In June 2022, Global Wells terminated its ten-years floating-to-fixed interest rate swap, and recognized cash proceeds of $825,000 as gain on the settlement, which was included in interest income in the consolidated statements of income. This interest rate swap had a notional value of $21,580,000 as of the effective date of June 13, 2019 based on the prime rate versus a 5.1% fixed rate.
For the year ended December 31, 2022, Global Wells recognized $2,159,000 (including the gain on settlement) as interest income related to the interest rate swap.

12. Stockholder’s Equity
The Company’s Certificate of Incorporation authorize both common and preferred stock. The total number of shares of all classes of stock authorized for issuance is 110,000,000 shares, par value of $0.001, with 10,000,000 designated as preferred stock and 100,000,000 designated as common stock. Each holder of common stock and preferred stock shall be entitled to one vote per share held.
During the year ended December 31, 2023, the Company paid out special and regular quarterly dividend totaling $20,909,000. During the year ended December 31, 2022, the Company paid out special dividend totaling $6,964,000. Additionally, as described in Note 22 — Subsequent Events, on February 7, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per share on the Company's common stock.
13. Stock-Based Compensation
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
As of December 31, 2023, a total of 1,350,684 shares of common stock was available for further award grants under the Plan. For the years ended December 31, 2023 and 2022, the Company recognized a total of $770,000 and $2,047,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally 3 years for both the restricted stock units and stock options. The Company recognized a net tax benefit of $187,000 and $89,000 from compensation expense related to stock options and restricted stock units during the years ended December 31, 2023 and 2022, respectively.
Stock Options
A summary of the Company’s stock option activity under the Plan for the years ended December 31, 2023 and 2022 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	435,000	$18.76	9.7	$632,000
Granted	50,000	16.53
Exercised	(5,000)	10.00
Forfeited	(60,000)	18.86
Outstanding at December 31, 2022	420,000	$18.58	8.8	—
Exercised	(6,860)	17.84
Forfeited	(26,667)	18.86
Outstanding at December 31, 2023	386,473	$18.58	7.8	$2,424
Vested and expected to vest at December 31, 2023	386,473	$18.58	7.8	$2,424
Exercisable at December 31, 2023	249,807	18.73	7.8	$1,528
The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2023, multiplied by the number of shares per each option.
At December 31, 2023, total remaining stock-based compensation cost for unvested stock options under the Plan was approximately $183,000. The cost is expected to be recognized over a weighted-average period of 0.8 years.
There were no stock options granted during the year ended December 31, 2023. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2022 was $5.18.
The assumptions that were used to calculate the grant date fair value of the Company’s stock option grants for the year ended December 31, 2022 were as follows:

December 31, 2022
Risk-free interest rate	1.70%
Expected term (years)	6.25 years
Volatility	30.0%
Dividend yield	0.40%
Restricted Stock Units
A summary of the Company’s unvested restricted stock units activity under the Plan for the years ended December 31, 2023 and 2022 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	159,000	$11.08
Granted	9,900	16.69
Vested	(75,588)	10.72
Forfeited	(11,166)	15.54
Unvested at December 31, 2022	82,146	$11.47
Vested	(75,133)	11.13
Forfeited	(1,667)	10.00
Unvested at December 31, 2023	5,346	$16.71
At December 31, 2023, total remaining stock-based compensation cost for unvested restricted stock units under the Plan was approximately $15,000. The cost is expected to be recognized over a weighted-average period of 0.8 years.

There were no restricted stock units granted during the year ended December 31, 2023. There were 9,900 restricted stock units granted during the year ended December 31, 2022 with a weighted-average grant date fair value of $16.69. The total fair value of restricted stock units, as of their respective vesting date, during the year ended December 31, 2023, and 2022, was $1,612,000 and $1,156,000, respectively.
14. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the year by the weighted average number of common shares outstanding during the period.

	Year Ended December 31,
	2023	2022
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$32,470	$23,648
Weighted average shares	19,905	19,825
Basic earnings per share	$1.63	$1.19
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
The following table summarizes the calculation of diluted earnings per share:

	Year Ended December 31,
	2023	2022
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$32,470	$23,648
Weighted average shares	19,905	19,825
Dilutive shares
Stock options and restricted stock units	73	101
Total dilutive shares	19,978	19,926
Diluted earnings per share	$1.63	$1.19
For the years ended December 31, 2023 and 2022 a total of 213,599 and 449,223 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.
15. Leases
The Company primarily leases manufacturing facilities, distribution centers and office spaces with lease terms expiring through 2031. The following table summarizes the Company's lease costs in the accompanying consolidated statement of income:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease expense	$6,171	$4,522
Short-term lease expense	314	311
Variable lease expense	1,130	817
Total lease expense	$7,615	$5,650
For the year ended December 31, 2023 and 2022, total lease expense included in operating expenses was $6,541,000 and $4,574,000, respectively, and total lease expense included in cost of goods sold was $1,074,000 and $1,076,000, respectively.
The following table presents supplemental information related to operating leases:

	December 31, 2023	December 31, 2022
	(in thousands, except lease term and discount rate)
Weighted average remaining lease term	4.51 years	4.27 years
Weighted average discount rate	6.2%	5.3%
Right-of-use assets obtained in exchange for operating lease liabilities	$9,995	$10,727
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$5,768	$4,481
As of December 31, 2023, future lease payments under operating lease were as follows:

(in thousands)
2024	$5,980
2025	5,113
2026	5,276
2027	3,993
2028	2,575
Thereafter	1,988
Total future lease payments	24,925
Less: imputed interest	(3,438)
Total lease liability balance	$21,487
In September 2020, Global Wells entered into an operating lease agreement with an unrelated party as the landlord for a term of 38 months beginning September 9, 2020. The lease was extended for a period of two additional years beginning November 1, 2023, and generates monthly rental payments from $62,000 to $65,000.
Sublease income for the year ended year ended December 31, 2023 and 2022 was $76,000 and $0, respectively. Sublease income is included in rental income in the accompanying consolidated statements of income. The expected rental income is $786,000 and $616,000 for the year ended December 31, 2024, and 2025, respectively.
16. Impairment Expense and Loss (Gain), Net, on Disposal of Machinery and Equipment
In February 2023, the Company started to execute a strategy to increase imports and scale back manufacturing in certain locations. The Company subsequently reached an agreement with two unrelated third-party vendors in Taiwan to sell them certain of its manufacturing machinery and equipment. During the year ended December 31, 2023, the Company also cancelled certain equipment purchase commitments that it had previously paid deposits towards, and disposed of certain machinery and equipment through abandonment.

The Company recognized the following amounts related to impairment expense and loss (gain), net, on disposal of machinery:

	Year Ended December 31,
	2023	2022
	(in thousands)
Loss, net, on disposal of machinery in scaling back manufacturing	$1,609	$—
Loss (gain), net, on disposal of machinery within normal course of business	393	(32)
Loss (gain), net, on disposal	2,002	(32)
Impairment of deposits	523	—
Impairment expense and loss (gain), net, on disposal of machinery	$2,525	$(32)
17. Related Party Transactions
Keary Global ("Keary Global") owns 250,004 shares of the Company's common stock as of December 31, 2023, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At December 31, 2023 and 2022, the Company has accounts payable due to Keary Global and Keary International of $5,306,000 and $4,940,000, respectively. Purchases for the years ended December 31, 2023 and 2022 from this related party were $39,595,000 and $42,978,000, respectively.
See Note 4 — Joint Venture for discussion on the Share Transfer Agreement with Keary Global.
18. Employee Benefits
The Company maintains a 401(k) plan for employees who meet specific requirements. The Company matches 100% of the employees’ contributions up to 3% of each employee’s salary, 87.5% of the employees’ contributions up to 4% of each employee’s salary, and 80% of the employees’ contributions up to 5% of each employee’s salary. The Company’s portion of the contributions is expensed as incurred with a total expense of $368,000 and $345,000 for the years ended December 31, 2023 and 2022, respectively.
19. Income Taxes
The provision for income taxes for the years ended December 31, 2023 and 2022, respectively, consisted of:

	Year Ended December 31,
	2023	2022
	(in thousands)
Current
Federal	$8,987	$6,291
State	1,776	863
	10,763	7,154
Deferred
Federal	(1,052)	(502)
State	93	24
	(959)	(478)
Provision for income taxes	$9,804	$6,676
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.
The Company’s deferred tax assets (liabilities), calculated using effective tax rates is as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Deferred tax assets:
State taxes	$436	$252
Reserves	503	825
Accruals and deferred expenses	794	66
Research and development credit	40	43
Inventory	1,012	1,042
Government grant	—	343
Stock based compensation	282	573
Capitalized research and development costs	1,741	1,043
Operating lease liabilities	9,140	8,452
Total deferred tax assets	13,948	12,639
Deferred tax liabilities:
Fixed assets – depreciation	(9,902)	(10,350)
Investment in Global Wells Investment Group	(234)	(172)
Operating ROU asset	(8,009)	(7,273)
Total deferred tax liabilities	(18,145)	(17,795)
Net deferred tax liability	$(4,197)	$(5,156)
Reconciliation of income taxes are as follows from statutory rate of 21% to the effective tax rate for the year ended December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
	(in thousands)
Income tax computed at the federal statutory rate	$8,988	$6,828
State taxes, net of federal tax benefits	1,609	1,101
Noncontrolling Interest - Income not subject to tax	(115)	(460)
Permanent items	42	31
Excess tax benefit from stock based compensation	(187)	(89)
Research and development credit	(417)	(455)
Others	(116)	(280)
Provision for income taxes	$9,804	$6,676
The Company may be audited by the Internal Revenue Service and various state tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company evaluates its exposures associated with the tax filing positions and, while it believes its positions comply with applicable laws, may record liabilities based upon estimates of the ultimate outcome of these matters and the guidance provided in ASC 740. As of December 31, 2023 and 2022, the Company does not have any unrecognized tax benefit.
The Company remains subject to IRS examination for the 2020 through 2022 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2019 through 2022 tax years.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of December 31, 2023, and 2022, based on the available evidence, the Company did not record any valuation allowance.
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
20. Commitments and Contingencies
On October 5, 2023, the Company received a final and binding judgment from the Taiwan Supreme Court, dismissing its claim filed in 2020 against one of its Taiwanese vendors to return a prepayment of $1,124,000 due to the vendor's failure to deliver products under the contract. As a result, the Company recorded a write-off of the prepayment, which is included in general and administrative expense in the consolidated statement of income.
In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection (“CBP”) had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. Based on this, the Company recorded a reserve as of December 31, 2023 and a corresponding increase in cost of goods sold in the consolidated statement of income for the year ended December 31, 2023 for estimated additional probable loss of $2,333,000, representing the total estimated probable loss on all thermal paper imports under the investigation period minus payments already made. The Company is in the process of evaluating the CBP determination and assessing its appeal options. The amount of the final payments could differ materially from the Company's current estimate.
The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.
21. Secondary Offering
On September 12, 2023, certain selling stockholders completed a secondary public offering of shares of the Company's common stock. The Company did not receive any of the proceeds from the sale of these shares by the selling stockholders. The Company incurred offering transaction costs of $453,000, which were recognized in general and administrative expense in the consolidated statement of income.
22. Subsequent Events
On February 7, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.30 per share on the Company's common stock, which was paid on February 29, 2024 to shareholders of record at the close of business on February 21, 2024.
On February 12, 2024, the Company signed a lease agreement for a 44,000 square-foot distribution facility in Mesa, Arizona for a term of 65 months. The lease term will commence on March 16, 2024 with monthly base lease payments ranging from $42,000 to $48,000 after an initial rent abatement period.
On February 29, 2024, Global Wells and one of its members (the "Selling Member") entered into a membership interest redemption agreement, under which the Selling Member sold and Global Wells purchased and redeemed all of the Selling Member's 10.8% ownership interest in Global Wells for a total cash consideration of $3,208,000, net of and tax withholding. The ownership interests and voting power of the remaining three members of Global Wells, including Lollicup, were adjusted proportionally subsequent to the redemption. Therefore, Lollicup's ownership interest increased to

15.1% and voting interest increased to 33.3%. On February 16, 2024, Global Wells made an advance cash payment of $2,325,000 to the Selling Member, with the remaining balance expected to be paid before December 31, 2024.

On March 12, 2024, the Company's Compensation Committee of the Board of Directors approved a grant totaling 91,000 restricted stock units to certain key employees including the CEO and CFO. The grant date fair value of these restricted stock units was $2,674,000. The restricted stock units vest at various times between May 2024 and May 2026.

On March 12, 2024, the Company and Alan Yu, CEO, entered into an amendment to his employment agreement (the “CEO Amendment”), effective as of March 12, 2024. The CEO Amendment reflects that Mr. Yu will continue in his role as Chief Executive Officer. Also pursuant to the CEO Amendment, Mr. Yu's base salary will increase to $300,000 per year. The CEO Amendment also provides that Mr. Yu will be granted 24,000 restricted stock units, as discussed above.

Additionally, on March 12, 2024, the Company and Jian Guo, CFO, entered into an amendment to her employment agreement (the “CFO Amendment”), effective as of March 12, 2024. The CFO Amendment reflects that Ms. Guo will continue in her role as Chief Financial Officer. The CFO Amendment also provides that Ms. Guo will be granted 24,000 restricted stock units, as discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective at December 31, 2023, due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer and effected by its board of directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” (2013). Based on this assessment, management concluded that as of December 31, 2023, its internal control over financial reporting was not effective due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company has the following material weakness in its internal control over financial reporting at December 31, 2023:

Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, including retention of control evidence, and (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) insufficient evaluation and determination as to whether the components of internal controls were present and functioning based upon evidence maintained for certain management review controls and activity level controls across substantially all financial statement areas. This material weakness did not result in any material misstatements of the Company’s financial statements or disclosures for any prior or current reporting periods, but did result in immaterial misclassification adjustments to net sales, cost of goods sold, selling expenses and general and administrative expenses with no impact on net income for the quarter and year ended December 31, 2023 and an immaterial adjustment to deposits as of December 31, 2023.

This material weakness contributed to the following additional material weakness:

Management did not design and maintain effective controls over certain information technology ("IT") general controls for information systems that are relevant to the preparation of their financial statements. Specifically, management did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately, and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. These IT deficiencies did not result in a material misstatement to the financial statements.

Each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Plan of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As reported in the 2022 Form 10-K, we have engaged in remedial actions in response to the deficiencies discussed above. These efforts were on-going during 2022 and 2023 and will continue into 2024.

The following remedial actions were taken in the year ended December 31, 2022:

•Increased the number of personnel with the appropriate level of knowledge related to accounting transactions, accounting matters, and relevant systems, including the addition of a Chief Financial Officer and Controller.
•With the assistance from the third-party service provider, and under the supervision of the Company's Audit Committee, Chief Executive Officer and Chief Financial Officer, initiated the design and implementation of significant process transaction flows and key controls in the Company's overall IT environment.

The following remedial actions were taken in the year ended December 31, 2023:

•As part of management's risk assessment and evaluation of the design of key controls, management updated control objectives and refined control design and documentation, including such design and documentations as related to the appropriate segregation of duties and monitoring activities.

•Enhanced policies and procedures to improve Information Technology General Controls and the Company's overall IT environment. Examples of some of management's efforts include:

◦Adopted the policy and procedure to regularly review user's access rights relating to the Company's significant information technology systems;
◦Designed and started to perform review of users’ access rights to our significant information technology systems; and
◦Maintained and enforced certain procedures, controls and developed IT policies around change management.

Additionally, the following remedial actions are currently in the process of being taken:

•Continue to evaluate the Company's needs for additional personnel and add, as needed, additional headcount primarily within the information technology department. Management continues to onboard individuals with the appropriate education, experience, certifications, and training.
•Continue to enhance policies and procedures to improve Information Technology General Controls and the Company's overall IT environment, including continue to enforce newly or enhanced policies and controls around user provisioning, access reviews and change management.

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

Remediation of Previously Identified Material Weaknesses

We have previously identified and disclosed the following material weaknesses in our internal control over financial reporting for the year ended December 31, 2022:

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

As of December 31, 2023, management sufficiently completed its remediation of these material weaknesses by taking the following measures:

•Increased the number of personnel with the appropriate level of knowledge related to accounting transactions, accounting matters, and relevant systems, including the addition of a Chief Financial Officer and Controller.
•Engaged a third-party service provider to assist management with the design and implementation of internal controls.
•Completed a risk assessment based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to identify internal control over financial reporting ("ICFR") risks and control objectives.
•With the assistance from the third-party service provider, and under the supervision of the Company's Audit Committee, Chief Executive Officer and Chief Financial Officer, designed and implemented significant process transaction flows and key controls in the Company's business processes, including revenue, inventory, and procurement.
•Improved the process of retaining and reviewing evidence of sales arrangements with customers including adopting a required retention period for applicable customer purchase orders and internal review of sales order.
•Held additional training for warehouse employees to appropriately perform and document the three-way match between sales orders, shipping documents, and sales invoices.
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
•Enhanced controls requiring inventory adjustments to be reviewed and approved by the appropriate level of management and to be appropriately recorded and inventory costing analysis to be appropriately reviewed.
•Adopted a Company-wide approval matrix that establishes clear guidelines on authority levels for all types of cash disbursement transactions.
•Established appropriate reporting lines within business processes, including the accounts payable department to ensure proper segregation of duties for and performance of controls and procedures including vendor master file changes and the three-way match between purchase orders, receiving documents, and vendor invoices.
•Updated and enhanced the standard operating procedures of year-end physical counts to ensure all inventory items are counted at all warehouses in a consistent manner.
•Updated objectives, processes and control design and documentation, including such design and documentation as related to the completeness and accuracy of underlying data and a sufficient precision level in management review controls to detect material misstatement across all financial statement areas.

Management has completed the documentation and review of the corrective actions described above, and concluded that the design and operation of our financial reporting processes and controls related to the corrective actions were effective and therefore that the related previously identified material weaknesses have been fully remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Amendments to Alan Yu's and Jian Guo's Employment Agreements

On March 12, 2024, the Company and Mr. Yu entered into an amendment to his employment agreement (the “CEO Amendment”), effective as of March 12, 2024, which amends his employment agreement previously filed as Exhibit 10.16 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the "SEC") on February 18, 2021 and declared effective on April 14, 2021. The CEO Amendment reflects that Mr. Yu will continue in his role as Chief Executive Officer for an initial term expiring on March 12, 2026, subject to automatic extensions, unless either party provides the other with 60 days' prior written notice. Pursuant to the CEO Amendment, Mr. Yu's base salary will increase to of $300,000 per year. The CEO Amendment also provides that Mr. Yu will be granted 24,000 RSUs pursuant to the terms of the CEO Amendment and the Company's Stock Incentive Plan, in which 24,000 RSUs shall vest in three, equal installments on May 12, 2024, May 12, 2025 and May 12, 2026. In the event the Mr. Yu resigns or is terminated before the vesting of the last installment on May 12, 2026, Mr. Yu is entitled to receive such RSUs subject to Section 5 of the his employment agreement.

Additionally, on March 12, 2024, the Company and Ms. Guo entered into an amendment to her employment agreement (the “CFO Amendment”), effective as of March 12, 2024, which amends her employment agreement previously filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 1, 2022. The CFO Amendment reflects that Ms. Guo will continue in her role as Chief Financial Officer for an initial term expiring on March 12, 2026, subject to automatic extensions, unless either party provides the other with 60 days' prior written notice. The CFO Amendment provides that Ms. Guo will be granted 24,000 RSUs pursuant to the terms of the CFO Amendment and the Company's Stock Incentive Plan, in which 24,000 RSUs shall vest in three, equal installments on May 12, 2024, May 12, 2025 and May 12, 2026. In the event the Ms. Guo resigns or is terminated before the vesting of the last installment on May 12, 2026, Ms. Guo is entitled to receive such RSUs subject to Section 5 of the employment agreement.

The foregoing descriptions of the CEO Amendment and the CFO Amendment do not purport to be complete and is qualified in its entirety by reference to the full texts of the CEO Amendment and the CFO Amendment, copies of which are included as Exhibits 10.32 and 10.33, respectively, to this Annual Report on Form 10-K and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders. Our Proxy Statement for the 2024 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated into this report by this reference.

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

10.26
Change In Terms Agreement, dated March 14, 2023, by and between Lollicup USA Inc and Hanmi Bank (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2023).

10.27
Agreement by and between Lollicup USA Inc., Keary Global Ltd., Happiness Moon Co. Ltd., and Bio Earth Technology, dated May 8, 2023 (English Translation) (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).

10.28
Share Transfer Agreement by and between Lollicup USA Inc. and Keary Global Ltd., dated May 8, 2023 (English Translation) (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).

10.29
Change In Terms Agreement, dated June 20, 2023, by and between Lollicup USA Inc and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2023).

10.30
Separation Agreement and General Release, dated August 30, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2023).

10.31
Employment Agreement, dated October 5, 2023, between Karat Packaging Inc. and Daniel Quire, Chief Revenue Officer (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2023).

10.32*+	Amendment to Employment Agreement, dated March 12, 2024, between Karat Packaging Inc. and Alan Yu, Chief Executive Officer.
10.33*+	Amendment to Employment Agreement, dated March 12, 2024, between Karat Packaging Inc. and Jian Guo, Chief Financial Officer.
19.1*	Karat Packaging Inc.'s Amended Insider Trading Policy, effective as of March 12, 2024
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2022).
23.1*	Consent of independent registered public accounting firm (PricewaterhouseCoopers LLP)
23.2*	Consent of independent registered public accounting firm (BDO USA, P.C.)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
97.1*	Karat Packaging Inc.'s Clawback Policy, effective as of October 2, 2023.
101.INS*	XBRL Instance Document.
101.SCG*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith. + Indicates management compensatory agreement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 15, 2024	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Yu	Chairman and Chief Executive Officer	March 15, 2024
Alan Yu	(Principal Executive Officer)

/s/ Jian Guo	Chief Financial Officer and Director	March 15, 2024
Jian Guo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eric Chen	Director	March 15, 2024
Eric Chen

/s/ Paul Chen	Director	March 15, 2024
Paul Chen

/s/ Eve Yen	Director	March 15, 2024
Eve Yen