Form 10-Q
period 2024-03-31
Karat Packaging Inc.
filed 2024-05-10
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on May 6, 2024 was 19,975,032 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents (including $4,327 and $13,566 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	$13,144	$23,076
Short-term investments (including $7,038 and $0 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	33,515	26,343
Accounts receivable, net of allowance for bad debt of $342 and $392 at March 31, 2024 and December 31, 2023, respectively	30,111	27,763
Inventories	79,272	71,528
Prepaid expenses and other current assets (including $78 and $82 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	4,492	6,219
Total current assets	160,534	154,929
Property and equipment, net (including $43,882 and $44,185 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	93,853	95,226
Deposits	229	1,047
Goodwill	3,510	3,510
Intangible assets, net	320	327
Operating right-of-use assets	19,360	20,739
Other non-current assets (including $67 and $53 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	1,232	619
Total assets	$279,038	$276,397
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $68 and $63 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	$21,394	$18,446
Accrued expenses (including $171 and $591 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	11,318	10,576
Related party payable	5,300	5,306
Customer deposits (including $0 and $116 associated with variable interest entity at March 31, 2024 and December 31, 2023)	725	951
Long-term debt, current portion (including $1,139 and $1,122 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	1,139	1,122
Operating lease liabilities, current portion	4,439	4,800
Other current liabilities (including $2,186 and $1,302 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	3,875	3,200
Total current liabilities	48,190	44,401

	March 31, 2024	December 31, 2023
Deferred tax liability	4,197	4,197
Long-term debt, net of current portion and debt discount of $187 and $203 at March 31, 2024 and December 31, 2023, respectively (including $48,116 and $48,396 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively, and debt discount of $187 and $203 associated with variable interest entity at March 31, 2024 and December 31, 2023, respectively)	48,116	48,396
Operating lease liabilities, net of current portion	17,754	16,687
Other non-current liabilities	389	26
Total liabilities	118,646	113,707
Commitments and Contingencies (Note 14)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,995,032 and 19,972,032 shares issued and outstanding, respectively, as of March 31, 2024 and 19,988,482 and 19,965,482 shares issued and outstanding, respectively, as of December 31, 2023	20	20
Additional paid in capital	87,094	86,667
Treasury stock, $0.001 par value, 23,000 shares as of both March 31, 2024 and December 31, 2023	(248)	(248)
Retained earnings	67,537	67,679
Total Karat Packaging Inc. stockholders’ equity	154,403	154,118
Noncontrolling interest	5,989	8,572
Total stockholders’ equity	160,392	162,690
Total liabilities and stockholders’ equity	$279,038	$276,397
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$95,613	$95,801
Cost of goods sold	58,011	57,657
Gross profit	37,602	38,144
Operating expenses:
Selling expenses	10,763	8,701
General and administrative expenses (including $556 and $671 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	16,769	16,629
Impairment expense and loss, net, on disposal of machinery	1,994	82
Total operating expenses	29,526	25,412
Operating income	8,076	12,732
Other income (expenses)
Rental income (including $255 and $247 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	291	247
Other income (expense), net	55	(208)
Gain (loss) on foreign currency transactions	122	(427)
Interest income (including $213 and $16 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	431	67
Interest expense (including $517 and $406 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	(524)	(407)
Total other income (expenses), net	375	(728)
Income before provision for income taxes	8,451	12,004
Provision for income taxes	1,975	2,818
Net income	6,476	9,186
Net income attributable to noncontrolling interest	310	181
Net income attributable to Karat Packaging Inc.	$6,166	$9,005
Basic and diluted earnings per share:
Basic	$0.31	$0.45
Diluted	$0.31	$0.45
Weighted average common shares outstanding, basic	19,969,606	19,886,585
Weighted average common shares outstanding, diluted	20,075,485	19,939,923
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	19,908,005	$20	(23,000)	$(248)	$85,792	$56,118	$141,682	$10,251	$151,933
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	2,452	—	—	—	(14)	—	(14)	—	(14)
Stock-based compensation	—	—	—	—	277	—	277	—	277
Net income	—	—	—	—	—	9,005	9,005	181	9,186
Balance, March 31, 2023	19,910,457	$20	(23,000)	$(248)	$86,055	$65,123	$150,950	$10,432	$161,382

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	19,988,482	$20	(23,000)	$(248)	$86,667	$67,679	$154,118	$8,572	$162,690
Cash dividends declared ($0.30 per share)	—	—	—	—	—	(5,992)	(5,992)	—	(5,992)
Issuance of common stock upon vesting of restricted stock units	3,750	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	375	—	375	—	375
Exercise of stock options	2,800	—	—	—	52	—	52	—	52
Global Wells noncontrolling membership interest redemption	—	—	—	—	—	(316)	(316)	(2,893)	(3,209)
Net income	—	—	—	—	—	6,166	6,166	310	6,476
Balance, March 31, 2024	19,995,032	$20	(23,000)	$(248)	$87,094	$67,537	$154,403	$5,989	$160,392

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$6,476	$9,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $303 and $304 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	2,629	2,633
Adjustments to allowance for bad debt	(12)	(652)
Adjustments to inventory reserve	40	288
Write-off of inventory	293	216
Impairment of operating right-of-use asset	1,993	—
Loss, net, on disposal of machinery and equipment	1	82
Amortization of loan fees (including $15 and $16 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	23	17
Accrued interest on certificates of deposit (including $38 and $0 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	(126)	—
Stock-based compensation	375	277
Amortization of operating right-of-use assets	1,466	997
(Increase) decrease in operating assets
Accounts receivable (including $0 and $7 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	(2,336)	(2,409)
Inventories	(8,077)	(207)
Prepaid expenses and other current assets (including $4 and $52 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	1,727	1,023
Other non-current assets (including $14 and $88 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	(190)	9
Increase (decrease) in operating liabilities
Accounts payable (including $5 and $1 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	3,367	(1,978)
Accrued expenses (including $420 and $415 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	742	(1,127)
Related party payable	(6)	4,967
Income taxes payable	—	1,782
Customer deposits (including $0 and $17 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	(507)	(326)
Operating lease liabilities	(1,474)	(1,067)
Other non-current liabilities	155	474
Net cash provided by operating activities	$6,559	$14,185

	Three Months Ended March 31,
	2024	2023
Cash flows from investing activities
Purchases of property and equipment	(163)	(1,042)
Proceeds on disposal of property and equipment	23	25
Deposits paid for joint venture investment	—	(2,900)
Deposits refunded from joint venture investment	—	950
Deposits paid for property and equipment	(761)	(1,718)
Purchases of short-term investments (including $7,000 and $0 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	(12,190)	(10,000)
Redemption of short-term investments	5,144	—
Net cash used in investing activities	$(7,947)	$(14,685)
Cash flows from financing activities
Proceeds from long-term debt (including $0 and $8,000 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	—	8,000
Payments for lender fees	—	(61)
Payments on long-term debt (including 278 and $241 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	(278)	(241)
Tax withholding on vesting of restricted stock units	—	(14)
Proceeds from exercise of common stock options	52	—
Dividends paid to shareholders	(5,992)	—
Payment for Global Wells noncontrolling membership interest redemption (including $2,010 and $0 associated with variable interest entity for the three months ended March 31, 2024 and 2023, respectively)	(2,326)	—
Net cash (used in) provided by financing activities	$(8,544)	$7,684
Net (decrease) increase in cash and cash equivalents	$(9,932)	$7,184
Cash and cash equivalents
Beginning of year	$23,076	$16,041
End of year	$13,144	$23,225
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$1,148	$4,381
Non-cash purchases of property and equipment	$159	$1,159
Supplemental disclosures of cash flow information:
Income tax refund	$13	$—
Cash paid for interest	$502	$421
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
The Company currently operates manufacturing facilities and distribution centers in Chino, California; Rockwall, Texas, and Kapolei, Hawaii. In addition, the Company operates seven other distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; and Sugar Land, Texas. In February 2024, the Company entered into a lease agreement for an additional distribution center in Mesa, Arizona and is currently in the process of setting up this location to be fully operational by the second quarter of 2024. During the three months ended March 31, 2024, the Company subleased its City of Industry, California warehouse, resulting in a non-cash impairment of the right-of-use ("ROU") asset. See Note 11 — Leases for further discussion.
2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.
The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, as included in the Company's Annual Report on Form 10-K filed on March 15, 2024.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the distribution of certain specialty food and beverage products, such as syrup, boba, and coffee drinks, as well as restaurant and warehouse supplies. The Company’s long-lived assets are all located in the United States, and its revenues are almost entirely generated in the United States.
Variable Interest Entities: The Company has a variable interest in Global Wells located in Rockwall, Texas. In 2017, Lollicup along with three other unrelated parties formed Global Wells, of which Lollicup received a 13.5% ownership interest and a 25% voting interest. On February 29, 2024, Global Wells and one of its members (the "Selling Member") entered into a membership interest redemption agreement, under which the Selling Member sold and Global Wells purchased and redeemed all of the Selling Member's 10.8% ownership interest in Global Wells for a total cash consideration of $3,208,000, net of tax withholding. Subsequent to the redemption, the ownership interests and voting power of the remaining members of Global Wells were adjusted proportionally, with Lollicup's ownership interest increasing to 15.1% and voting interest increasing to 33.3%. On February 16, 2024, Global Wells made an advance cash payment of $2,325,000 to the Selling Member, with the remaining balance expected to be paid before December 31, 2024.
The purpose of Global Wells is to own, construct, and manage warehouses and manufacturing facilities. Global Wells’ operating agreement may require its members to make additional contributions upon the unanimous decision of the members or when the cash in Global Wells’ bank account falls below $50,000. In the event that a member is unable to make an additional capital contribution, the other members will be required to make contributions to offset the amount that member cannot contribute, up to $25,000.
Global Wells was determined to be a variable interest entity in accordance with ASC Topic 810, Consolidations, however, at the time the investment was made, it was determined that Lollicup was not the primary beneficiary. In 2018, Lollicup entered into an operating lease with Global Wells (the “Texas Lease”). In 2020, the Company entered into another operating lease with Global Wells (the “New Jersey Lease”).
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 8 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of March 31, 2024.
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
Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three months ended March 31, 2024 and 2023, net sales disaggregated by customer type consist of the amounts shown below.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2024	2023
	(in thousands)
National and regional chains	$21,470	$21,368
Distributors	52,827	54,647
Online	14,879	13,655
Retail	6,437	6,131
	$95,613	$95,801
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
For all of the Company's revenue streams, shipping terms generally indicate when the title and risk of loss have passed, which is generally when products are delivered to customers. During the three months ended March 31, 2024, the Company's revenue and cost of goods sold were understated by approximately $0.7 million and $0.4 million, respectively, for products that had been shipped and recorded as revenue and costs of goods sold in 2023 and not delivered until 2024. In the prior periods, the Company had assessed the impact of the lag between shipping and delivery to the previously-issued quarterly and annual financial statements, and concluded that the impact on its overall financial statements, including net sales, cost of goods sold, accounts receivable, inventories and customer deposits was immaterial.
The Company’s contract liabilities consist primarily of rebates, sales incentives, consideration payable to customers for cooperative advertising, and customer deposits. As of March 31, 2024 and December 31, 2023, the rebates, sales incentives and cooperative advertising were not significant to the financial statements. Customer deposits are included in the current liabilities in the consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $739,000 and $990,000, respectively, related to customer deposits received as of the beginning of each respective period.
Out of Period Adjustment: As previously disclosed in the Company's 2023 Form 10-K, during the quarter ended December 31, 2023, the Company also recorded certain misclassification adjustments for the full year 2023 amounts within the consolidated statement of income with no impact on net income. Those misclassification adjustments were: (1) adjusting online sales third-party platform fees from net sales to selling expenses, (ii) production expenses primarily related to machinery repair and maintenance from general and administrative expenses to cost of goods sold, and (iii) payroll and employee-related costs for the Company's sales team within operating expenses from general and administrative expenses to selling expenses. These misclassification adjustments in the quarter ended December 31, 2023 had no effect on totals for assets and liabilities, shareholders' equity, cash flows or net income for either the quarter ended December 31, 2023 or any of the previously reported quarters in 2023. For the three months ended March 31, 2024, the properly classified amounts related to the online sales platform fees, production expenses and payroll and employee-related costs for the sales team were $2.2 million, $0.6 million and $0.8 million, respectively.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•At both March 31, 2024 and December 31, 2023, the Company had money market accounts and certificates of deposit classified as Level 1 and Level 2, respectively, within the fair value hierarchy. The short-term investments comprise of certificates of deposits with an original maturity of longer than 90 days and are reported at their carrying value as current assets on the condensed consolidated balance sheet. The carrying value of these short-term investments approximates fair value as they were purchased near or on March 31, 2024.
The following table summarizes the Company’s fair value measurements by level at March 31, 2024 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$5,841	$—	$—
Short-term investments	—	33,515	—
Fair value, March 31, 2024	$5,841	$33,515	$—
The following table summarize the Company’s fair value measurements by level at December 31, 2023 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$5,956	$10,000	$—
Short-term investments	—	26,343	—
Fair value, December 31, 2023	$5,956	$36,343	$—
The Company has not elected the fair value option as presented by ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, for the financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, including accounts receivable, accounts payable, related-party payable, accrued expenses, other payables and borrowings under promissory notes and Line of Credit (as defined below), are reported at their carrying value.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other payables at March 31, 2024 and December 31, 2023, approximated fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	March 31, 2024
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,339	$19,771
2027 Term Loan	27,916	27,310
	$49,255	$47,081

	December 31, 2023
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,490	$19,999
2027 Term Loan	28,028	27,810
	$49,518	$47,809

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of these financial instruments was determined using Level 2 inputs.
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. During the three months ended March 31, 2024, the Company recorded an impairment against its operating ROU assets of $1,993,000. See Note 11 — Leases for further information about this impairment charge. With the exception of the ROU impairment, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition as of March 31, 2024 and December 31, 2023.
New and Recently Adopted Accounting Standards: The Company is an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and as such, the Company has elected to take advantage of certain reduced public company reporting requirements. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards, as a result, the Company will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for private companies.
In March 2023, the FASB issued updated ASU 2023-01 Lease (Topic 842): Common Control Arrangements. The new guidance amends ASC 842 to require all lessees, including public business entities, to amortize leasehold improvements associated with common control leases over their useful life to the common control group. The Company adopted this new standard on January 1, 2024, by prospectively amortizing all new leasehold improvements recognized on or after the adoption date. The adoption of this new standard did not have a material impact on the Company's financial statements.
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for all public companies for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the new standard in annual reporting period beginning after December 15, 2023 and is currently evaluating the impacts of the new guidance on its disclosure within the financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for public companies for annual reporting periods beginning after December 15, 2024, and for non-public companies for annual reporting periods beginning after December 15, 2025, with early adoption permitted for both. The Company will adopt the new standard in annual reporting period beginning after December 15, 2025, and is currently evaluating the impacts of the new guidance on its disclosures within the consolidated financial statements.
3. Inventories
Inventories consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Raw materials	$7,288	$9,116
Semi-finished goods	1,596	1,343
Finished goods	70,778	61,419
Subtotal	79,662	71,878
Less: inventory reserve	(390)	(350)
Total inventories	$79,272	$71,528

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment

	March 31, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$67,605	$67,321
Leasehold improvements	19,085	19,085
Vehicles	7,199	7,038
Furniture and fixtures	1,015	1,015
Building	38,779	38,503
Land	11,907	11,907
Computer hardware and software	93	93
Construction in progress	505	—
	146,188	144,962
Less: accumulated depreciation and amortization	(52,335)	(49,736)
Total property and equipment, net	$93,853	$95,226
Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income. Depreciation and amortization expense on property and equipment reported within general and administrative expense was $1,013,000 and $1,120,000 for the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization expense on property and equipment reported within cost of goods sold was $1,609,000 and $1,506,000 for the three months ended March 31, 2024 and 2023, respectively.
5. Goodwill
The following table summarizes the activity in the Company's goodwill from December 31, 2023 to March 31, 2024:

(in thousands)
Balance at December 31, 2023	$3,510
Goodwill acquired	—
Balance at March 31, 2024	$3,510
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
The Company had no borrowings outstanding under the Line of Credit as of both March 31, 2024 and December 31, 2023. The amount issued under the standby letter of credit was $3,813,000 and $3,766,000 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the maximum remaining amount that could be borrowed under the Line of Credit was $36,187,000. As of both March 31, 2024 and December 31, 2023, the Company was in compliance with the financial covenants under the Line of Credit.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued miscellaneous expenses	$2,328	$1,271
Accrued payroll	964	1,685
Accrued ocean freight and other import costs	3,730	3,513
Accrued sale and use taxes	1,006	1,006
Accrued professional services fees	944	845
Accrued vacation and sick pay	984	619
Accrued property tax	314	552
Accrued shipping expenses	603	525
Accrued sales discount expense	372	487
Accrued interest expense	73	73
Total accrued expenses	$11,318	$10,576
8. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
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
	$21,398	$21,555
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
	$28,044	$28,166
Long-term debt	49,442	49,721
Less: unamortized loan fees	(187)	(203)
Less: current portion	(1,139)	(1,122)
Long-term debt, net of current portion	$48,116	$48,396

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2024, future maturities are:

(in thousands)
2024 (remainder)	$843
2025	1,179
2026	20,798
2027	26,622
$49,442

The Company was in compliance with all of its financial covenants as of both March 31, 2024 and December 31, 2023.
9. Stock-Based Compensation
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
As of March 31, 2024, a total of 1,293,017 shares of common stock were available for further award grants under the Plan. For the three months ended March 31, 2024 and 2023, the Company recognized a total of $375,000 and $277,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which generally ranges from two (2) to three (3) years for both the restricted stock units and stock options.
Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended March 31, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	386,473	$18.58	7.8	$2,424
Exercised	(2,800)	$18.86
Forfeited	(33,333)	$18.86
Outstanding at March 31, 2024	350,340	$18.55	7.6	$3,525
Vested and expected to vest at March 31, 2024	350,340	$18.55	7.6	$3,525
Exercisable at March 31, 2024	230,340	$18.55	7.6	$2,316

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There were no stock options granted during the three months ended March 31, 2024. At March 31, 2024, total remaining stock-based compensation cost for unvested stock options under the Plan was approximately $123,000. The cost is expected to be recognized over a weighted-average period of 0.6 years.
The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on March 29, 2024, the last trading day prior to March 31, 2024, multiplied by the number of shares per each option.
Restricted Stock Units
A summary of the Company’s unvested restricted stock units activity under the Plan for the period ended March 31, 2024 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,346	16.71
Granted	91,004	29.38
Vested	(3,750)	16.53
Unvested at March 31, 2024	92,600	29.17
On March 12, 2024, the Company's Compensation Committee of the Board of Directors approved a grant totaling $91,000 restricted stock units to certain key employees. The grant date fair value of these restricted stock units was $2,674,000. The restricted stock units vest at various times between May 2024 and May 2026.
At March 31, 2024, total remaining stock-based compensation cost for unvested restricted stock units was approximately $2,375,000. The cost is expected to be recognized over a weighted-average period of 1.3 years.
10. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,166	$9,005
Weighted average shares	19,970	19,887
Basic earnings per share	$0.31	$0.45
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
The following table summarizes the calculation of diluted earnings per share:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,166	$9,005
Weighted average shares	19,970	19,887
Dilutive shares
Stock options and restricted stock units	105	53
Total dilutive shares	20,075	19,940
Diluted earnings per share	$0.31	$0.45
For the three months ended March 31, 2024 and 2023, a total of 19,000 and 434,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.
11. Leases
The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease expense	$1,820	$1,333
Short-term lease expense	9	13
Variable lease expense	373	247
Total lease expense	$2,202	$1,593
For the three months ended March 31, 2024 and 2023, rent expense included in operating expenses was $1,931,000 and $1,365,000, respectively, and rent expense included in cost of goods sold was $271,000 and $228,000, respectively.
The following table presents supplemental information related to operating leases:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term	4.49 years	4.51 years
Weighted average discount rate	6.5%	6.2%

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$1,829	$1,363
As of March 31, 2024, future lease payments under operating leases were as follows:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
2024 (remainder)	$4,319
2025	5,621
2026	5,802
2027	4,537
2028	3,139
Thereafter	2,372
Total future lease payments	25,790
Less: imputed interest	(3,597)
Total lease liability balance	$22,193
During the three months ended March 31, 2024, the Company recorded a non-cash impairment of a ROU asset of $1,993,000 resulting from the sublease of its City of Industry warehouse in California.
Global Wells is the landlord under an operating lease agreement with an unrelated party that generates monthly rental payments from $62,000 to $65,000 and ends on October 31, 2025. The expected rental income is $554,000 for the remaining nine months of the year ending December 31, 2024, and $616,000 for the year ending December 31, 2025.
12. Related Party Transactions
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
On May 8 2023, the Company entered into a Share Transfer Agreement (the "Share Transfer Agreement"), with approval of the Board of Directors, to sell all of its equity interest in Bio Earth to Keary Global Ltd. ("Keary Global") for a total consideration of approximately $6,100,000 (the "Share Transfer"), representing the total net deposits made by the Company of $6,000,000 under the JV Agreement as discussed above and interest accruing at 5% per annum. Keary Global and its affiliate, Keary International are both owned or controlled by Jeff Yu, brother of the Company's Chief Executive Officer, Alan Yu. Concurrent with the Share Transfer Agreement, the Company also entered into an agreement with Keary Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the Share Transfer.
As of the end of the second quarter of 2023, the Company had completed the Share Transfer to Keary Global and received the total consideration of $6,100,000 in full.
Keary Global Ltd. owns 250,004 shares of the Company's common stock as of March 31, 2024, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At March 31, 2024 and December 31, 2023, the Company has accounts payable due to Keary Global and Keary International of $5,300,000 and $5,306,000, respectively. Purchases for the three months ended March 31, 2024 and 2023 from this related party were $12,693,000 and $11,407,000, respectively.
13. Income Taxes
For the three months ended March 31, 2024 and 2023, the Company's income tax expense was $1,975,000 and $2,818,000, with effective tax rate of 23.4% and 23.5%, respectively. For both the three months ended March 31, 2024 and 2023, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes.
In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of March 31, 2024, the Company did not record any valuation allowance.
The Company remains subject to the Internal Revenue Services ("IRS") examination for the 2020 through 2022 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2019 through 2022 tax years. As of March 31, 2024, and December 31, 2023, the Company did not have any unrecognized tax benefit.
In March 2023, the IRS announced the Winter Storm Relief that allowed for taxpayers in California affected by severe winter storms, flooding, landslides, and mudslides to have until November 15, 2023, to file various individual and business tax returns and make tax payments. The Company took advantage of this tax relief in 2023.
14. Commitments and Contingencies
In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection (“CBP”) had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. As of December 31, 2023, the Company had a reserve of $2,738,000, representing the total estimated probable loss on all thermal paper imports under the investigation period minus payments already made. On March 19, 2024, the Company initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. The Company accrued interest of $85,000 during the three months ended March 31, 2024, related to the estimated total probable loss, increasing the total reserve to $2,823,000. The amount of the final payments could differ materially from the Company's current estimate.
Additionally, the Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.
15. Subsequent Events
On May 7, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.35 per share on the Company's common stock, which will be paid on May 24, 2024 to shareholders of record at the close of business on May 17, 2024.

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

•our ability to attract and retain skilled personnel and senior management; and

•other risks and uncertainties described in “Risk Factors" as set forth in Item I, Part 1A, “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2024 (the "2023 Form 10-K").

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
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate seven other warehouse spaces and distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; and Sugar Land, Texas. In February 2024, the Company entered into a lease agreement for an additional distribution center in Mesa, Arizona and is currently in the process of setting up this location to be fully operational by the second quarter of 2024. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Phoenix, Atlanta, and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.
Business Highlights and Trends
•We recorded net sales of $95.6 million for the three months ended March 31, 2024, a decrease of 0.2% in net sales amount and an increase of 3.5% in volume, compared to the three months ended March 31, 2023.
•We achieved gross margin of 39.3% for the three months ended March 31, 2024, a 50-basis-point decrease from the three months ended March 31, 2023.
•We recorded net income of $6.5 million for the three months ended March 31, 2024, a decrease of 29.5% compared to the three months ended March 31, 2023. Net income for the three months ended March 31, 2024 included a negative tax-effected impact of $1.5 million from a non-cash impairment of an operating right-of-use asset ("ROU asset").
•We achieved net income margin of 6.8% for the three months ended March 31, 2024, a 280-basis-point decrease from the three months ended March 31, 2023. Net income margin for the three months ended March 31, 2024 included a negative tax-effected impact of 160 basis points from the non-cash ROU asset impairment, as discussed above.
•We generated net cash provided by operating activities of $6.6 million for the three months ended March 31, 2024, a decrease of 53.8% compared to three months ended March 31, 2023. We made significant investments to stock up inventory and prepare for the summer peak season.
•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $13.5 million for the three months ended March 31, 2024, a 11.2% decrease from the three months ended March 31, 2023.
•Our Adjusted EBITDA margin, a non-GAAP measure defined below, was 14.2% for the three months ended March 31, 2024, a decrease of 170 basis points from the three months ended March 31, 2023.
•We had financial liquidity of $49.3 million and additional short-term investments of $33.5 million as of March 31, 2024.
•On May 7, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.35 per share on the Company's common stock, which will be paid on or around May 24, 2024 to shareholders of record at the close of business on May 17, 2024.

Trends in Our Business
The following trends have contributed to the results of our operations, and we anticipate that they will continue to affect our future results:
•One of the most noticeable recent changes in the restaurant industry is how customers view food delivery and take-out as compared to the traditional form of on-premise dining. There now appears to be a growing preference for the former and we believe this trend will continue to have a positive impact on our results of operations, as more of our customers will require packaging and containers to meet the demands of their increased food delivery and take-out dining consumers.
•Environmental concerns regarding disposable products, broadly, have resulted in a number of significant changes that are specific to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive long-lasting impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products. Our eco-friendly products made up 34.5% of total sales during the three months ended March 31, 2024 compared to 32.6% during the same period last year.
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
•We have made a strategic business decision to pivot into a more asset-light growth model by increasing import and scaling back manufacturing in certain locations. We believe this will have either a positive or a negative impact on our results of operations, depending on whether we can successfully source and import finished goods at a price that is more favorable than domestically manufacturer products, and effectively realize savings from reduced manufacturing capabilities.
Critical Accounting Estimates
The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments.

There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our 2023 Form 10-K.

Results of Operations
The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net sales	$95,613	$95,801
Cost of goods sold	58,011	57,657
Gross profit	37,602	38,144
Operating expenses	29,526	25,412
Operating income	8,076	12,732
Other income (expense), net	375	(728)
Provision for income taxes	1,975	2,818
Net income	$6,476	$9,186
Net sales
Net sales were $95.6 million for the three months ended March 31, 2024 compared to $95.8 million for the three months ended March 31, 2023, a decrease of $0.2 million, or 0.2%. Net sales for the three months ended March 31, 2024 was understated by $0.7 million, which represented products shipped and recognized as revenue in 2023 and not delivered until 2024. See further discussion about the Company's revenue recognition in Note 2 — Summary of Significant Accounting Policies. Including this impact, the year-over-year decrease in net sales is primarily driven by a $7.0 million unfavorable year-over-year pricing comparison, as the overall pricing environment remains competitive especially in the distributor channel, partially offset by an increase of $4.5 million in volume and change in product mix, and an increase of $2.2 million due to the inclusion of online sales platform fees in operating expenses for the three months ended March 31, 2024.
Cost of goods sold
Cost of goods sold was $58.0 million for the three months ended March 31, 2024 compared to $57.7 million for the three months ended March 31, 2023, an increase of $0.4 million, or 0.6%. Cost of goods sold for the three months ended March 31, 2024 was understated by $0.4 million related to products shipped and recognized as cost of goods sold in 2023 and not delivered until 2024, as discussed above. Including this impact, the year-over-year increase in cost of goods sold is primarily driven by the increase in freight and duty costs of $1.3 million as a result of increased import volume following the strategy to scale back domestic manufacturing coupled with higher freight and container rates for the three months ended March 31, 2024. Additionally, cost of goods sold in the three months ended March 31, 2024 includes $0.6 million of production expenses primarily related to machinery repair and maintenance. These increases were partially offset by a decrease of $1.7 million in product costs as a result of reduction in vendor pricing for certain raw materials and finished goods, and a favorable foreign currency exchange rate impact from the strengthening of the United States Dollar against Taiwan New Dollar.
Gross profit

Gross profit was $37.6 million for the three months ended March 31, 2024 compared to $38.1 million for the three months ended March 31, 2023, a decrease of $0.5 million, or 1.4%. Gross profit for the three months ended March 31, 2024 was understated by $0.3 million related to products shipped and recognized as revenue and cost of goods sold in 2023 and not delivered until 2024, as discussed above. With this impact, gross margin decreased to 39.3% for the three months ended March 31, 2024 compared to 39.8% for the three months ended March 31, 2023. Gross margin for the three months ended March 31, 2024 included a net favorable impact of 80 basis points from the adjustments to net sales related to online platform fees and cost of goods sold related to production expenses, respectively, as discussed above. Gross margin also benefited from the strengthening of the United States Dollar against Taiwan New Dollar. At the same time, gross margin was negatively impacted by the increase in freight and duty costs, which as a percentage of net sales increased to 7.3% during the three months ended March 31, 2024 from 5.9% during the three months ended March 31, 2023, primarily as a result of increased import volume following the strategy to scale back domestic manufacturing coupled with higher freight and container rates.
Operating expenses

Operating expenses were $29.5 million for the three months ended March 31, 2024 compared to $25.4 million for the three months ended March 31, 2023, an increase of $4.1 million, or 16.2%. Operating expenses for the three months ended March 31, 2024 included a non-cash impairment of a ROU asset of $2.0 million resulting from the sublease of our City of Industry warehouse in California, as we optimize our distribution footprint in the southwest region with the opening of a new warehouse in Mesa, Arizona, and the inclusion of $2.2 million of online sales platform fees in operating expenses. Additionally, rent and warehouse expense increased $1.2 million from the opening of new distribution centers. These increases in operating expenses were partially offset by a decrease of $0.6 million related to the inclusion of production expenses in cost of goods sold for the three months ended March 31, 2024, and a decrease of $0.5 million in shipping and transportation costs largely due to a decrease in local shipping rates.

Operating income

Operating income was $8.1 million for the three months ended March 31, 2024 compared to $12.7 million for the three months ended March 31, 2023, a decrease of $4.7 million, or 36.6%. The decrease was primarily due to a decrease in gross profit of $0.5 million and an increase in operating expenses of $4.1 million, as discussed above.
Other income (expense), net

Other income, net was $0.4 million for the three months ended March 31, 2024 compared to $0.7 million of other expense, net for the three months ended March 31, 2023. Other income, net for the three months ended March 31, 2024 included a gain on foreign currency transactions of $0.1 million, compared to a loss on foreign currency transactions of $0.4 million included in other expense, net for the three months ended March 31, 2023. Additionally, interest income increased $0.4 million primarily from our investments in short-term investments.
Provision for income taxes
Provision for income taxes was $2.0 million for the three months ended March 31, 2024 compared to $2.8 million for the three months ended March 31, 2023, a decrease of $0.8 million, or 29.9%. The Company’s effective tax rate was 23.4% for the three months ended March 31, 2024 compared to 23.5% for the three months ended March 31, 2023.
Net income
Net income was $6.5 million for the three months ended March 31, 2024 compared to $9.2 million for the three months ended March 31, 2023, a decrease of $2.7 million, or 29.5%. The decrease was primarily driven by a decrease in operating income of $4.7 million, partially offset by an increase in other income, net of $1.1 million, and a decrease in the provision for income taxes of approximately $0.8 million, as discussed above.

Non-GAAP Financial Measures
We use certain non-GAAP financial measures to assess our financial and operating performance that are not defined by, or calculated in accordance with U.S. GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with U.S. GAAP in the Consolidated Statements of Income; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.
Our primary non-GAAP financial measures are listed below and reflect how we evaluate our operating results.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, and (vi) operating right-of-use asset impairment. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Three Months Ended March 31,
Reconciliation of Adjusted EBITDA (unaudited):	2024		2023
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$6,476	6.8%	$9,186	9.6%
Add (deduct):
Interest income	(431)	(0.5)	(67)	(0.1)
Interest expense	524	0.6	407	0.4
Provision for income taxes	1,975	2.1	2,818	2.9
Depreciation and amortization	2,629	2.7	2,633	2.8
Stock-based compensation expense	375	0.4	277	0.3
Operating right-of-use asset impairment	1,993	2.1	—	—
Adjusted EBITDA	$13,541	14.2%	$15,254	15.9%

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
As described in Note 6 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 14, 2023, we amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%. On June 20, 2023, we further amended the Line of Credit which increased the standby letter of credit sublimit from $2.0 million to $5.0 million. As of March 31, 2024, the amount issued under the standby letter of credit was $3.8 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $36.2 million.
As described in Note 8 — Long-Term Debt to the condensed consolidated financial statements, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan had an initial balance of $20.7 million and an option to request for additional advances up to a maximum of $8.0 million through June 2023, which we exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. Proceeds from the 2027 Term Loan were used to pay down an existing term loan with the same lender, which was set to mature in May 2029 with interest accruing at prime rate less 0.25%, and had an outstanding balance of $20.6 million as of the repayment date.
Additionally, as of March 31, 2024, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of March 31, 2024, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of March 31, 2024, we had no borrowing on the Line of Credit, $28.0 million in outstanding balance under the 2027 Term Loan, and $21.4 million in outstanding balance under the 2026 Term Loan.
As discussed in Note 14 — Commitments and Contingencies to the condensed consolidated financial statements, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. Although we currently have an import duty liability reserve of $2.8 million as of March 31, 2024, the amount of the final payments could vary significantly from this estimate.
Additionally, as described in Note 15 — Subsequent Events to the condensed consolidated financial statements, on May 7, 2024, our Board of Directors declared a regular quarterly dividend of $0.35 per share on our common stock, which will be paid on or around May 24, 2024 to shareholders of record at the close of business on May 17, 2024. During the twelve months ended December 31, 2023, we paid out special and regular quarterly dividends totaling $20.9 million.

Our ongoing operations and growth strategy may require us to continue to make investments in our logistics and manufacturing infrastructure, e-commerce platform, talent, and technology capabilities. In addition, we may consider making strategic acquisitions and investments which could require significant liquidity. The rapidly changing macroeconomic and geopolitical dynamics created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund capital expenditures for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.
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
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at March 31, 2024 compared to December 31, 2023:

	March 31, 2024	December 31, 2023	Increase/(Decrease)
	(in thousands)
Current assets	$160,534	$154,929	$5,605
Current liabilities	48,190	44,401	3,789
Working capital	$112,344	$110,528	$1,816
As of March 31, 2024, we had working capital of $112.3 million compared to working capital of $110.5 million as of December 31, 2023, representing an increase of $1.8 million, or 1.6%. The improvement in working capital was driven by an increase of $5.6 million in current assets partially offset by an increase of $3.8 million in current liabilities. The increase in current assets was primarily driven by an increase in inventory of $7.7 million as we stock up inventory to prepare for the summer peak season, and an increase in account receivable of $2.3 million, partially offset by a decrease in cash and cash equivalents and short-term investments totaling $2.8 million, and a decrease in prepaid expenses of $1.7 million. The increase in current liabilities was primarily driven by an increase in accounts payable and related party payables of $2.9 million, an increase in accrued expense of $0.7 million, and an increase in other current liabilities of $0.7 million, partially offset by a decrease in current portion of operating lease liabilities of $0.4 million and customer deposits of $0.2 million.
Cash Flows
The following table summarizes cash flow for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$6,559	$14,185
Net cash used in investing activities	(7,947)	(14,685)
Net cash (used in) provided by financing activities	(8,544)	7,684
Net change in cash and cash equivalents	$(9,932)	$7,184
Cash flows provided by operating activities. Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2024, primarily the result of net income of $6.5 million, adjusted for certain non-cash items totaling $6.7 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, write-off of inventory, stock-based compensation, ROU asset impairment, and accrued interest on certificates of deposit. In addition, cash decreased $6.6 million from changes in working capital, which included a decrease of $8.1 million from inventory build-up, a decrease of $2.3 million from an increase in accounts receivable, a decrease of $1.5 million from reductions in operating lease liabilities, and a decrease of $0.5 million from less customer deposits. These decreases were partially offset by an increase of $1.7 million from reductions in prepaid expenses, $3.4 million from higher accounts and related party payables, and $0.7 million from higher accrued expenses.
Net cash provided by operating activities was $14.2 million for the three months ended March 31, 2023, primarily the result of net income of $9.2 million, adjusted for certain non-cash items totaling $3.9 million, consisting mainly of depreciation and amortization of property, equipment, and operating right-of-use assets. In addition, cash increased $1.1 million primarily as a result of changes in working capital, which primarily included a decrease of $1.0 million in prepaid expenses and other current assets, an increase of $1.8 million in income taxes payable, and an increase of $3.0 million in accounts payable and related party payable, partially offset by an increase of $2.4 million in accounts receivable as a result of higher sales, a decrease of $1.1 million in accrued expenses and a decrease of $1.1 million in operating lease liability.
Cash flows used in investing activities. Net cash used in investing activities was $7.9 million for the three months ended March 31, 2024, which primarily included $12.2 million in purchases of short-term investments, $0.8 million of deposits paid for the purchase of property and equipment, and $0.2 million paid to directly purchase property and equipment, partially offset by $5.1 million in redemptions of short-term investments. Net cash used in investing activities was $14.7 million for the three months ended March 31, 2023, which primarily included $10.0 million in purchase of short-term investments, $2.0 million of net investment pursuant to the JV Agreement, $1.7 million of deposits paid for the purchase of property and equipment, and $1.0 million paid to directly purchase property and equipment.
Cash flows (used in) provided by financing activities. Net cash used in financing activities was $8.5 million for the three months ended March 31, 2024, which primarily included $6.0 million of cash dividends paid to shareholders, $2.3 million paid for the redemption of a non-controlling member' interest in Global Wells, and $0.3 million of payments towards long-term debt. Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2023, which primarily included an additional borrowing under the 2027 Term Loan of $8.0 million, partially offset by payments towards long-term debt of $0.2 million.
Related Party Transactions
For a description of significant related party transactions, see Note 12 — Related Party Transactions in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses described in Part II—Item 9A of the Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Refer to Management’s Annual Report on Internal Control Over Financial Reporting in Part II—Item 9A of the Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024 for a description of the material weaknesses. The same material weaknesses continue to exist as of March 31, 2024. Each of the material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses identified did not result in any material misstatements of the Company’s financial statements or disclosures for any prior or current reporting periods, but did result in immaterial misclassification adjustments to net sales, cost of goods sold, selling expenses and general and administrative expenses with no impact on net income for the quarter and year ended December 31, 2023 and an immaterial adjustment to deposits as of December 31, 2023. Management does not believe that they had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Remediation Plan

As reported in the 2023 Form 10-K, we are engaged in remedial actions in response to the deficiencies discussed above, and we plan to continue efforts to improve internal control over financial reporting.

Actions Taken During the Years Ended December 31, 2023 and 2022

The following remedial actions were taken in the prior fiscal years:

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

Actions Taken During the Three Months Ended March 31, 2024

The following remedial actions were taken in the first quarter of the current fiscal year:

•Continue to refine the design of entity-level controls impacting the control environment, risk assessment procedures and monitoring activities, including the implementation of controls and procedures to ensure adequate oversight and accountability over the performance of controls.

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

•Continue to refine and implement certain Information Technology General Controls around user access.

Management is committed to remediating the material weaknesses in a timely fashion and to making continuous improvements to the Company's internal control over financial reporting. Management believes the measures described above have strengthened the Company's internal control over financial reporting, Management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above. The material weaknesses will not be considered remediated until a sustained period of time has passed to allow for continued operation of the new controls and for management to test the operating effectiveness of the new controls. Testing is expected to continue during the year ended December 31, 2024 and management will continue to provide an update on the status of our remediation activities on a quarterly basis.

Changes in Internal Control Over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in the 2023 Form 10-K, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 7, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.35 per share on the Company's common stock, which will be paid on May 24, 2024 to shareholders of record at the close of business on May 17, 2024. A copy of the press release announcing the dividend is attached as Exhibit 99.1 to this Form 10-Q.
Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.
Item 6. Exhibits.

Exhibit No.	Description
10.1+
Amendment to Employment Agreement, dated March 12, 2024, between Karat Packaging Inc. and Alan Yu, Chief Executive Officer (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024).

10.2+
Amendment to Employment Agreement, dated March 12, 2024, between Karat Packaging Inc. and Jian Guo, Chief Financial Officer (incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Press release, dated May 7, 2024

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith. + Indicates management compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2024	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)