Form 10-Q
period 2024-06-30
Karat Packaging Inc.
filed 2024-08-09
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on August 5, 2024 was 20,014,665 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents (including $4,705 and $13,566 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	$19,311	$23,076
Short-term investments (including $7,132 and $0 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	32,743	26,343
Accounts receivable, net of allowance for bad debt of $491 and $392 at June 30, 2024 and December 31, 2023, respectively	33,683	27,763
Inventories	79,841	71,528
Prepaid expenses and other current assets (including $72 and $82 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	4,265	6,219
Total current assets	169,843	154,929
Property and equipment, net (including $43,578 and $44,185 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	92,281	95,226
Deposits	159	1,047
Goodwill	3,510	3,510
Intangible assets, net	313	327
Operating right-of-use assets	43,403	20,739
Other non-current assets (including $44 and $53 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	1,184	619
Total assets	$310,693	$276,397
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $68 and $63 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	$24,316	$18,446
Accrued expenses (including $268 and $591 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	13,947	10,576
Related party payable	3,873	5,306
Customer deposits (including $0 and $116 associated with variable interest entity at June 30, 2024 and December 31, 2023)	877	951
Long-term debt, current portion (including $1,150 and $1,122 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	1,150	1,122
Operating lease liabilities, current portion	7,758	4,800
Other current liabilities (including $2,186 and $1,302 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	3,686	3,200
Total current liabilities	55,607	44,401

	June 30, 2024	December 31, 2023
Deferred tax liability	4,197	4,197
Long-term debt, net of current portion and debt discount of $172 and $203 at June 30, 2024 and December 31, 2023, respectively (including $47,844 and $48,396 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively, and debt discount of $172 and $203 associated with variable interest entity at June 30, 2024 and December 31, 2023, respectively)	47,844	48,396
Operating lease liabilities, net of current portion	38,854	16,687
Other non-current liabilities (including $116 and $0 associated with variable interest entity at June 30, 2024 and December 31, 2023 respectively)	363	26
Total liabilities	146,865	113,707
Commitments and Contingencies (Note 15)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,037,665 and 20,014,665 shares issued and outstanding, respectively, as of June 30, 2024 and 19,988,482 and 19,965,482 shares issued and outstanding, respectively, as of December 31, 2023	20	20
Additional paid in capital	88,307	86,667
Treasury stock, $0.001 par value, 23,000 shares as of both June 30, 2024 and December 31, 2023	(248)	(248)
Retained earnings	69,633	67,679
Total Karat Packaging Inc. stockholders’ equity	157,712	154,118
Noncontrolling interest	6,116	8,572
Total stockholders’ equity	163,828	162,690
Total liabilities and stockholders’ equity	$310,693	$276,397
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$112,600	$108,740	$208,213	$204,541
Cost of goods sold	69,193	66,879	127,204	124,536
Gross profit	43,407	41,861	81,009	80,005
Operating expenses:
Selling expenses	13,868	8,871	24,631	17,572
General and administrative expenses (including $689 and $647 associated with variable interest entity for the three months ended June 30, 2024 and 2023; respectively, $1,245 and $1,318 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	17,893	17,192	34,662	33,821
Impairment expense and loss, net, on disposal of machinery	531	2,459	2,525	2,541
Total operating expenses	32,292	28,522	61,818	53,934
Operating income	11,115	13,339	19,191	26,071
Other income (expenses)
Rental income (including $258 and $239 associated with variable interest entity for the three months ended June 30, 2024 and 2023; respectively, $513 and $486 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	600	275	891	522
Other income (expenses), net	51	118	106	(90)
Gain (loss) on foreign currency transactions	317	322	439	(105)
Interest income (including $133 and $182 associated with variable interest entity for the three months ended June 30, 2024 and 2023; respectively, $346 and $198 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	533	519	964	586
Interest expense (including $519 and $565 associated with variable interest entity for the three months ended June 30, 2024 and 2023; respectively, $1,036 and $971 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	(548)	(573)	(1,072)	(980)
Total other income (expenses), net	953	661	1,328	(67)
Income before provision for income taxes	12,068	14,000	20,519	26,004
Provision for income taxes	2,841	3,323	4,816	6,141
Net income	9,227	10,677	15,703	19,863
Net income attributable to noncontrolling interest	127	175	437	356
Net income attributable to Karat Packaging Inc.	$9,100	$10,502	$15,266	$19,507
Basic and diluted earnings per share:
Basic	$0.46	$0.53	$0.76	$0.98
Diluted	$0.45	$0.53	$0.76	$0.98
Weighted average common shares outstanding, basic	19,994,250	19,886,585	19,981,928	19,887,023
Weighted average common shares outstanding, diluted	20,113,842	19,953,510	20,094,664	19,947,155
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	19,908,005	$20	(23,000)	$(248)	$85,792	$56,118	$141,682	$10,251	$151,933
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	2,452	—	—	—	(14)	—	(14)	—	(14)
Stock-based compensation	—	—	—	—	277	—	277	—	277
Net income	—	—	—	—	—	9,005	9,005	181	9,186
Balance, March 31, 2023	19,910,457	$20	(23,000)	$(248)	$86,055	$65,123	$150,950	$10,432	$161,382
Cash dividends declared ($0.35 per share)	—	—	—	—	—	(6,965)	(6,965)	—	(6,965)
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	582	—	—	—	(4)	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	216	—	216	—	216
Net income	—	—	—	—	—	10,502	10,502	175	10,677
Balance, June 30, 2023	19,911,039	$20	(23,000)	$(248)	$86,267	$68,660	$154,699	$10,607	$165,306

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	19,988,482	$20	(23,000)	$(248)	$86,667	$67,679	$154,118	$8,572	$162,690
Cash dividends declared ($0.30 per share)	—	—	—	—	—	(5,992)	(5,992)	—	(5,992)
Issuance of common stock upon vesting of restricted stock units	3,750	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	375	—	375	—	375
Exercise of stock options	2,800	—	—	—	52	—	52	—	52
Global Wells noncontrolling membership interest redemption	—	—	—	—	—	(316)	(316)	(2,893)	(3,209)
Net income	—	—	—	—	—	6,166	6,166	310	6,476
Balance, March 31, 2024	19,995,032	$20	(23,000)	$(248)	$87,094	$67,537	$154,403	$5,989	$160,392
Cash dividends declared ($0.35 per share)	—	—	—	—	—	(7,004)	(7,004)	—	(7,004)
Issuance of common stock upon vesting of restricted stock units	27,800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	940	—	940	—	940
Exercise of stock options	14,833	—	—	—	273	—	273	—	273
Net income	—	—	—	—	—	9,100	9,100	127	9,227
Balance, June 30, 2024	20,037,665	$20	(23,000)	$(248)	$88,307	$69,633	$157,712	$6,116	$163,828

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$15,703	$19,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $607 associated with variable interest entity for both the six months ended June 30, 2024 and 2023, respectively)	5,289	5,350
Adjustments to allowance for bad debt	140	(843)
Adjustments to inventory reserve	375	(408)
Write-off of inventory	451	2,944
Impairment of deposits	—	523
Impairment of operating right-of-use asset	1,993	—
Loss, net, on disposal of machinery and equipment	532	2,018
Amortization of loan fees (including $31 associated with variable interest entity for both the six months ended June 30, 2024 and 2023, respectively)	46	40
Accrued interest on certificates of deposit (including $132 and $0 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	(299)	—
Stock-based compensation	1,315	493
Amortization of operating right-of-use assets	3,461	2,281
(Increase) decrease in operating assets
Accounts receivable (including $0 and $3 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	(6,060)	(2,061)
Inventories	(9,139)	(7,625)
Prepaid expenses and other current assets (including $12 and $9 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	1,976	478
Other non-current assets (including $10 and $21 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	(165)	(36)
Increase (decrease) in operating liabilities
Accounts payable (including $5 and $1 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	6,300	4,006
Accrued expenses (including $323 and $336 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	3,371	(1,059)
Related party payable	(1,433)	2,187
Income taxes payable	—	5,105
Customer deposits (including $0 and $49 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	(449)	(302)
Operating lease liabilities	(3,093)	(2,205)
Other liabilities	(60)	304
Net cash provided by operating activities	$20,254	$31,053

	Six Months Ended June 30,
	2024	2023
Cash flows from investing activities
Purchases of property and equipment	(415)	(1,816)
Proceeds on disposal of property and equipment	90	28
Payments for costs incurred from sale of machinery and equipment	—	(209)
Deposits paid for joint venture investment	—	(2,900)
Deposits refunded from joint venture investment	—	6,900
Deposit refund from cancelled property and equipment purchase	—	503
Deposits paid for property and equipment	(2,041)	(3,823)
Purchases of short-term investments (including $7,000 and $8,000 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	(22,513)	(28,000)
Redemption of short-term investments	16,412	—
Net cash used in investing activities	$(8,467)	$(29,317)
Cash flows from financing activities
Proceeds from long-term debt (including $0 and $8,000 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	—	8,000
Payments for lender fees	—	(61)
Payments on long-term debt (including $555 and $476 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	(555)	(476)
Tax withholding on vesting of restricted stock units	—	(18)
Proceeds from exercise of common stock options	325	—
Dividends paid to shareholders	(12,996)	(6,965)
Payment for Global Wells noncontrolling membership interest redemption (including $2,010 and $0 associated with variable interest entity for the six months ended June 30, 2024 and 2023, respectively)	(2,326)	—
Net cash (used in) provided by financing activities	$(15,552)	$480
Net (decrease) increase in cash and cash equivalents	$(3,765)	$2,216
Cash and cash equivalents
Beginning of period	$23,076	$16,041
End of period	$19,311	$18,257
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposit to property and equipment	$2,492	$5,273
Non-cash purchases of property and equipment	$118	$819
Supplemental disclosures of cash flow information:
Income tax refund	$3,315	$200
Cash paid for interest	$1,040	$1,026
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
The Company currently operates manufacturing facilities and distribution centers in Chino, California; Rockwall, Texas, and Kapolei, Hawaii. In addition, the Company operates seven other distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas.
2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 8 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of June 30, 2024.
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
Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three and six months ended June 30, 2024 and 2023, net sales disaggregated by customer type consist of the amounts shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
National and regional chains	$24,052	$23,827	$45,522	$45,195
Distributors	62,097	62,590	114,924	117,237
Online	19,546	15,493	34,425	29,148
Retail	6,905	6,830	13,342	12,961
	$112,600	$108,740	$208,213	$204,541

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
•Online revenue: Online revenue is derived from the Company's online storefront on www.lollicupstore.com, and other e-commerce platforms including Amazon, Walmart, and eBay with customers largely consisting of small businesses such as small restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops. Revenue from online transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. For online sales on third-party e-commerce platforms, the Company is the principal in the three-party arrangement and control of the products remains with the Company at all times until transferring to the end customer or upon return from the end customer. Online platform fees are recognized as selling expenses.
•Retail revenue: Retail revenue is derived primarily from regional and local restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops. Revenue from retail transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer.
For all of the Company's revenue streams, shipping terms generally indicate when the title and risk of loss have passed, which is generally when products are delivered to customers. During the six months ended June 30, 2024, the Company's revenue and cost of goods sold were understated by approximately $700,000 and $400,000, respectively, for products that had been shipped and recorded as revenue and costs of goods sold in 2023 and not delivered until 2024. In the prior periods, the Company had assessed the impact of the lag between shipping and delivery to the previously-issued quarterly and annual financial statements, and concluded that the impact on its overall financial statements, including net sales, cost of goods sold, accounts receivable, inventories and customer deposits was immaterial.
The Company’s contract liabilities consist primarily of rebates, sales incentives, consideration payable to customers for cooperative advertising, and customer deposits. As of June 30, 2024 and December 31, 2023, the rebates, sales incentives and cooperative advertising were not significant to the financial statements. Customer deposits are included in the current liabilities in the consolidated balance sheets. During the three months ended June 30, 2024 and 2023, the Company recognized revenue of $39,000 and $68,000, respectively, related to customer deposits received as of the beginning of each respective period. During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $778,000 and $1,058,000, respectively, related to customer deposits received as of the beginning of each respective period.
Out of Period Adjustment: As previously disclosed in the Company's 2023 Form 10-K, during the quarter ended December 31, 2023, the Company also recorded certain misclassification adjustments for the full year 2023 amounts within the consolidated statement of income with no impact on net income. Those misclassification adjustments were: (i) adjusting online sales third-party platform fees from net sales to selling expenses, (ii) production expenses primarily related to machinery repair and maintenance from general and administrative expenses to cost of goods sold, and (iii) payroll and employee-related costs for the Company's sales team within operating expenses from general and administrative expenses to selling expenses. These misclassification adjustments in the quarter ended December 31, 2023 had no effect on totals for assets and liabilities, shareholders' equity, cash flows or net income for either the quarter ended December 31, 2023 or any of the previously reported quarters in 2023. For the three months ended June 30, 2024, the properly classified amounts related to the online sales platform fees, production expenses, and payroll and employee-related costs for the sales team were $2,738,000, $664,000 and $696,000, respectively. For the six months ended June 30, 2024, the properly classified amounts related to the online sales platform fees, production expenses, and payroll and employee-related costs for the sales team were $4,925,000, $1,283,000 and $1,447,000, respectively.
Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•At both June 30, 2024 and December 31, 2023, the Company had money market accounts and certificates of deposit classified as Level 1 and Level 2, respectively, within the fair value hierarchy. The short-term investments comprise of certificates of deposits with an original maturity of longer than 90 days and are reported at their

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
carrying value as current assets on the condensed consolidated balance sheet. The carrying value of these short-term investments approximates fair value as they were purchased near or on June 30, 2024.
The following table summarizes the Company’s fair value measurements by level at June 30, 2024 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$9,707	$—	$—
Short-term investments	—	32,743	—
Fair value, June 30, 2024	$9,707	$32,743	$—
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other payables at June 30, 2024 and December 31, 2023, approximated fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	June 30, 2024
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,189	$19,686
2027 Term Loan	27,805	27,092
	$48,994	$46,778

	December 31, 2023
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,490	$19,999
2027 Term Loan	28,028	27,810
	$49,518	$47,809
The fair value of these financial instruments was determined using Level 2 inputs.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. During the six months ended June 30, 2024, the Company recorded an impairment against its operating ROU assets of $1,993,000. See Note 11 — Leases for further information about this impairment charge. With the exception of the ROU impairment, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition as of June 30, 2024 and December 31, 2023.
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
3. Inventories
Inventories consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$7,633	$9,116
Semi-finished goods	2,663	1,343
Finished goods	70,270	61,419
Subtotal	80,566	71,878
Less: inventory reserve	(725)	(350)
Total inventories	$79,841	$71,528
The Company incurred inventory adjustments and write-off of $158,000 and $451,000 for the three and six months ended June 30, 2024, respectively. Similarly, the Company incurred inventory adjustments and write-off of $2,729,000 and $2,944,000 for the three and six months ended June 30, 2023, respectively. Included within the amount for both the three and six months ended June 30, 2023 was a $1,700,000 write-off of raw materials, as the Company disposed of certain machinery and equipment in executing the strategy to scale back production in certain locations. Inventory adjustments and

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
write-offs are included in cost of goods sold on the accompanying condensed consolidated statements of income. See Note 12 — Impairment Expense and Loss on Disposal of Machinery for further discussion about the disposal of machinery.
4. Property and Equipment

	June 30, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$67,535	$67,321
Leasehold improvements	19,112	19,085
Vehicles	8,017	7,038
Furniture and fixtures	1,015	1,015
Building	38,779	38,503
Land	11,907	11,907
Computer hardware and software	93	93
Construction in progress	262	—
	146,720	144,962
Less: accumulated depreciation and amortization	(54,439)	(49,736)
Total property and equipment, net	$92,281	$95,226
Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income. For the three months ended June 30, 2024 and 2023, depreciation and amortization expense reported within general and administrative expense was $1,042,000 and $1,152,000 respectively, and depreciation and amortization expense reported within cost of goods sold was $1,612,000 and $1,559,000, respectively. For the six months ended June 30, 2024 and 2023, depreciation and amortization expense reported within general and administrative expense was $2,055,000 and $2,272,000 respectively, and depreciation and amortization expense reported within cost of goods sold was $3,221,000 and $3,065,000, respectively.
5. Goodwill
The following table summarizes the activity in the Company's goodwill from December 31, 2023 to June 30, 2024:

(in thousands)
Balance at December 31, 2023	$3,510
Goodwill acquired	—
Balance at June 30, 2024	$3,510
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
The Company had no borrowings outstanding under the Line of Credit as of both June 30, 2024 and December 31, 2023. The amount issued under the standby letter of credit was $3,813,000 and $3,766,000 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the maximum remaining amount that could be borrowed under the

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Line of Credit was $36,187,000. As of both June 30, 2024 and December 31, 2023, the Company was in compliance with the financial covenants under the Line of Credit.
7. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued miscellaneous expenses	2,620	1,271
Accrued payroll	1,764	1,685
Accrued ocean freight and other import costs	4,718	3,513
Accrued sale and use taxes	1,025	1,006
Accrued professional services fees	781	845
Accrued vacation and sick pay	891	619
Accrued property tax	576	552
Accrued shipping expenses	1,066	525
Accrued sales discount expense	433	487
Accrued interest expense	73	73
Total accrued expenses	$13,947	$10,576
8. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2024	December 31, 2023
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
	$21,242	$21,555
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
	$27,924	$28,166
Long-term debt	49,166	49,721
Less: unamortized loan fees	(172)	(203)
Less: current portion	(1,150)	(1,122)
Long-term debt, net of current portion	$47,844	$48,396

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2024, future maturities are:

(in thousands)
2024 (remainder)	$567
2025	1,179
2026	20,798
2027	26,622
$49,166

The Company was in compliance with all of its financial covenants as of both June 30, 2024 and December 31, 2023.
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
As of June 30, 2024, a total of 1,287,017 shares of common stock were available for further award grants under the Plan. For the three months ended June 30, 2024 and 2023, the Company recognized a total of $940,000 and $216,000 in stock-based compensation expense, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized a total of $1,315,000 and $493,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which generally ranges from two (2) to three (3) years for both the restricted stock units and stock options.
Stock Options
A summary of the Company’s stock option activity under the Plan for the period ended June 30, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	386,473	$18.58	7.8	$2,424
Exercised	(17,633)	$18.40
Forfeited	(33,333)	$18.86
Outstanding at June 30, 2024	335,507	$18.56	7.3	$3,698
Vested and expected to vest at June 30, 2024	335,507	$18.56	7.3	$3,698
Exercisable at June 30, 2024	215,506	$18.57	7.3	$2,373
There were no stock options granted during the six months ended June 30, 2024. At June 30, 2024, total remaining stock-based compensation cost for unvested stock options under the Plan was approximately $66,000. The cost is expected to be recognized over a weighted-average period of 0.4 years.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on June 28, 2024, the last trading day prior to June 30, 2024, multiplied by the number of shares per each option.
Restricted Stock Units
A summary of the Company’s unvested restricted stock units activity under the Plan for the period ended June 30, 2024 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,346	$16.71
Granted	97,004	29.31
Vested	(31,550)	27.54
Unvested at June 30, 2024	70,800	$29.14
On March 12, 2024, the Company's Compensation Committee of the Board of Directors approved a grant totaling 91,000 restricted stock units to certain key employees. The grant date fair value of these restricted stock units was $2,674,000. The restricted stock units vest at various times between May 2024 and May 2026.
On May 7, 2024, the Company's Compensation Committee of the Board of Directors approved a grant totaling 6,000 restricted stock units to each independent director of the Board of Directors. The grant date fair value of these restricted stock units was $169,000. The restricted stock units vest at various times between May 2025 and May 2026.
At June 30, 2024, total remaining stock-based compensation cost for unvested restricted stock units was approximately $1,660,000. The cost is expected to be recognized over a weighted-average period of 1.4 years.
10. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$9,100	$10,502	$15,266	$19,507
Weighted average number of common shares in issue	19,994	19,887	19,982	19,887
Basic earnings per share	$0.46	$0.53	$0.76	$0.98
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
The following table summarizes the calculation of diluted earnings per share:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$9,100	$10,502	$15,266	$19,507
Weighted average number of common shares in issue	19,994	19,887	19,982	19,887
Dilutive shares
Stock options and restricted stock units	120	67	113	60
Adjusted weighted average number of common shares	20,114	19,954	20,095	19,947
Diluted earnings per share	$0.45	$0.53	$0.76	$0.98
For the three months ended June 30, 2024 and 2023, a total of 0 and 420,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share. For the six months ended June 30, 2024 and 2023, a total of 10,000 and 427,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.
11. Leases
The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. In May 2024, the Company determined there was a change in the assessment of whether the renewal option on the lease agreement for its Chino, California facility was reasonably certain to be exercised. As a result, the Company remeasured the lease liabilities and the right-of-use assets for this lease with an extended lease term expiring July 31, 2029. As of June 30, 2024, the Company was still in the arbitration process with the landlord on this facility to determine the fair market value of the rate to be used for lease extension. See further discussion about the renewal rate in Note 16 — Subsequent Events.
The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease expense	$2,122	$1,515	$3,942	$2,848
Short-term lease expense	11	24	20	37
Variable lease expense	394	243	767	490
Total lease expense	$2,527	$1,782	$4,729	$3,375
For the three months ended June 30, 2024 and 2023, rent expense included in operating expenses was $2,253,000 and $1,524,000, respectively, and rent expense included in cost of goods sold was $274,000 and $258,000, respectively. For the six months ended June 30, 2024 and 2023, rent expense included in operating expenses was $4,184,000 and $2,889,000, respectively, and rent expense included in cost of goods sold was $545,000 and $486,000, respectively.
The following table presents supplemental information related to operating leases:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term	4.79 years	4.51 years
Weighted average discount rate	6.9%	6.2%

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$3,573	$2,740
As of June 30, 2024, future lease payments under operating leases were as follows:

(in thousands)
2024 (remainder)	$5,014
2025	11,550
2026	11,909
2027	10,827
2028	9,617
Thereafter	6,216
Total future lease payments	55,133
Less: imputed interest	(8,521)
Total lease liability balance	$46,612
During the six months ended June 30, 2024, the Company recorded a non-cash impairment of a ROU asset of $1,993,000 resulting from the sublease of its City of Industry warehouse in California.
Global Wells is the landlord under an operating lease agreement with an unrelated party that generates monthly rental payments from $62,000 to $65,000 and ends on October 31, 2025. The expected rental income is $370,000 for the remaining six months of the year ending December 31, 2024, and $616,000 for the year ending December 31, 2025.
12. Impairment Expense and Loss on Disposal of Machinery and Equipment
In February 2023, the Company started to execute a strategy to increase imports and scale back manufacturing in certain locations. The Company reached an agreement with two unrelated third-party vendors in Taiwan to sell them certain of its manufacturing machinery and equipment. The Company also cancelled certain equipment purchase commitments that it had previously paid deposits towards, and disposed of certain machinery and equipment through abandonment.
During both the three and six months ended June 30, 2023, the Company recorded $1,922,000 of loss on disposal of machinery and equipment associated with the sale of machinery to the vendors in Taiwan and $523,000 of impairment expense related to the unrecoverable cancelled deposits.
The Company also recorded a net loss on disposal of fixed assets during the normal course of business of $531,000 for both the three and six months ended June 30, 2024, and $14,000 and $96,000 for the three and six months ended June 30, 2023, respectively.
13. Related Party Transactions
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
On May 8, 2023, the Company entered into a Share Transfer Agreement (the "Share Transfer Agreement"), with approval of the Board of Directors, to sell all of its equity interest in Bio Earth to Keary Global Ltd. ("Keary Global") for a total consideration of approximately $6,100,000 (the "Share Transfer"), representing the total net deposits made by the Company of $6,000,000 under the JV Agreement as discussed above and interest accruing at 5% per annum. Keary Global and its affiliate, Keary International are both owned or controlled by Jeff Yu, brother of the Company's Chief Executive Officer, Alan Yu. Concurrent with the Share Transfer Agreement, the Company also entered into an agreement with Keary

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Global, Bio Earth and Happiness Moon Co., Ltd. (“Happiness Moon”) pursuant to which (i) Lollicup agreed to transfer all Bio Earth shares, as well as its rights and obligations under the JV Agreement to Keary Global, (ii) Happiness Moon and Bio Earth agree to foregoing and (iii) Bio Earth shall manage the regulatory and registration requirements related to the Share Transfer.
As of the end of the second quarter of 2023, the Company had completed the Share Transfer to Keary Global and received the total consideration of $6,100,000 in full.
Keary Global Ltd. owns 250,004 shares of the Company's common stock as of June 30, 2024, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At June 30, 2024 and December 31, 2023, the Company has accounts payable due to Keary Global and Keary International of $3,873,000 and $5,306,000, respectively. Purchases for the three months ended June 30, 2024 and 2023 from this related party were $10,754,000 and $13,606,000, respectively. Purchases for the six months ended June 30, 2024 and 2023 from this related party were $23,447,000 and $25,013,000, respectively.
14. Income Taxes
For the three months ended June 30, 2024 and 2023, the Company's income tax expense was $2,841,000 and $3,323,000, respectively, with an effective tax rate of 23.5% and 23.7%, respectively. For the six months ended June 30, 2024 and 2023, the Company's income tax expense was $4,816,000 and $6,141,000, respectively, with an effective tax rate of 23.5% and 23.6%, respectively. For both the three and six months ended June 30, 2024 and 2023, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes.
In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of June 30, 2024, the Company did not record any valuation allowance.
The Company remains subject to the Internal Revenue Services ("IRS") examination for the 2020 through 2022 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2019 through 2022 tax years. As of June 30, 2024, and December 31, 2023, the Company did not have any unrecognized tax benefit.
15. Commitments and Contingencies
In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection (“CBP”) had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. As of December 31, 2023, the Company had a reserve of $2,738,000, representing the total estimated probable loss on all thermal paper imports under the investigation period minus payments already made. On March 19, 2024, the Company initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. The Company is in the process of assessing further appeal options. The Company accrued interest of $80,000 and $165,000 during the three and six months ended June 30, 2024, related to the estimated total probable loss, increasing the total reserve to $2,903,000 as of June 30, 2024. The amount of the final payments could differ materially from the Company's current estimate.
Additionally, the Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. Subsequent Events
On July 8, 2024, the arbitration between the Company and its landlord for its Chino, California facility was completed. The Company utilized the fair market rate determined by the independent arbitrator in its remeasurement of the lease liabilities and the right-of-use assets with an extended lease term expiring July 31, 2029, as discussed in Note 11 — Leases.
On August 6, 2024, the Company's Board of Directors declared a special cash dividend of $0.15 per share and a quarterly cash dividend of $0.35 per share on the Company's common stock, both of which will be paid on August 30, 2024 to shareholders of record at the close of business on August 21, 2024.

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
We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate seven other warehouse spaces and distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Phoenix, Atlanta, and Honolulu metro areas.
We manage and evaluate our operations in one reportable segment.
Business Highlights and Trends
•We recorded net sales of $112.6 million for the three months ended June 30, 2024, an increase of 3.5% in amount and 3.2% in volume, compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, we recorded net sales of $208.2 million, an increase of 1.8% in amount and 3.3% in volume, compared to the six months ended June 30, 2023.
•We achieved gross margin of 38.5% for the three months ended June 30, 2024, consistent with the three months ended June 30, 2023. We achieved gross margin of 38.9% for the six months ended June 30, 2024, a decrease of 20 basis points from the six months ended June 30, 2023. During the three and six months ended June 30, 2023, we recorded a $1.7 million write-off of certain raw materials, as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations. The impact of the write-off was a decrease in gross margin of 160 and 80 basis points for the three and six months ended June 30, 2023, respectively.
•We recorded net income of $9.2 million and $15.7 million for the three and six months ended June 30, 2024, respectively, a decrease of 13.6% and 20.9% compared to the three and six months ended June 30, 2023, respectively. Net income for the six months ended June 30, 2024 included a negative tax-effected impact of $1.5 million from a non-cash impairment of an operating right-of-use asset ("ROU asset"). Net income for both the three and six months ended June 30, 2023 included a negative tax-effected impact of $1.9 million incurred from impairment expense and loss on disposal of machinery, as we executed our strategy to scale back manufacturing in certain locations, and a negative tax-effected impact of $1.3 million incurred from the raw materials write-off, as discussed above.
•We achieved net income margin of 8.2% and 7.5% for the three and six months ended June 30, 2024, respectively, a decrease of 160 and 220 basis points from the three and six months ended June 30, 2023, respectively. Net income margin for the six months ended June 30, 2024 included a negative tax-effected impact of 70 basis points from the non-cash ROU asset impairment, as discussed above. Net income margin for the three and six months ended June 30, 2023 included a negative tax-effected impact of 290 and 150 basis points, respectively, from the raw materials write-off and impairment expense and loss on disposal of machinery, as discussed above.
•We generated $13.7 million and $20.3 million in net cash from operating activities for the three and six months ended June 30, 2024, respectively, compared to $16.9 million on and $31.1 million during the three and six months ended June 30, 2023, respectively.

•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $15.7 million and $29.2 million for the three and six months ended June 30, 2024, respectively, a decrease of 25.8% and 19.7% from the three and six months ended June 30, 2023, respectively.
•We achieved Adjusted EBITDA margin, a non-GAAP measure defined below, of 13.9% and 14.0% for the three and six months ended June 30, 2024, respectively, a decrease of 550 and 380 basis points from the three and six months ended June 30, 2023, respectively.
•We had financial liquidity of $55.5 million and additional short-term investments of $32.7 million as of June 30, 2024.
•On August 6, 2024, our Board of Directors declared a special cash dividend of $0.15 per share on our common stock and another quarterly cash dividend of $0.35 per share on our common stock, both of which will be paid on or around August 30, 2024 to shareholders of record at the close of business on August 21, 2024.
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
•Environmental concerns regarding disposable products, broadly, have resulted in a number of significant changes that are specific to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive long-lasting impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products. Our eco-friendly products made up 32.3% of total sales in the second quarter of 2024.
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
Results of Operations
The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net sales	$112,600	$108,740	$208,213	$204,541
Cost of goods sold	69,193	66,879	127,204	124,536
Gross profit	43,407	41,861	81,009	80,005
Operating expenses	32,292	28,522	61,818	53,934
Operating income	11,115	13,339	19,191	26,071
Other income (expense)	953	661	1,328	(67)
Provision for income taxes	2,841	3,323	4,816	6,141
Net income	$9,227	$10,677	$15,703	$19,863
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net sales
Net sales were $112.6 million for the three months ended June 30, 2024 compared to $108.7 million for the three months ended June 30, 2023, an increase of $3.9 million, or 3.5%. The increase is primarily driven by an increase of $8.2 million in volume and change in product mix, and an increase of $2.7 million due to the inclusion of online sales platform fees in operating expenses for the three months ended June 30, 2024, partially offset by a $7.0 million unfavorable year-over-year pricing comparison, as the overall pricing environment remains competitive especially in the distributor channel.
Cost of goods sold
Cost of goods sold was $69.2 million for the three months ended June 30, 2024 compared to $66.9 million for the three months ended June 30, 2023, an increase of $2.3 million, or 3.5%. The increase was primarily driven by an increase in freight and duty costs of $2.9 million as a result of higher freight container rates and an increase in inventory reserve adjustment of $1.0 million. Additionally, cost of goods sold during the three months ended June 30, 2024 included $0.7 million of production expenses primarily related to machinery repair and maintenance. These increases were partially offset by a decrease in inventory adjustments and write-offs of $2.6 million as the three months ended June 30, 2023 included more inventory write-offs from expired products and a write-off of $1.7 million of raw materials as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations.
Gross profit

Gross profit was $43.4 million for the three months ended June 30, 2024 compared to $41.9 million for the three months ended June 30, 2023, an increase of $1.5 million, or 3.7%. Gross margin for the three months ended June 30, 2024 was 38.5%, consistent with the three months ended June 30, 2023. Gross margin for the three months ended June 30, 2024 included a net favorable impact of 90 basis points from the adjustments to net sales related to online platform fees and cost of goods sold related to production expenses, respectively, as discussed above. Gross margin for the three months ended June 30, 2024 also benefited from lower product pricing as product costs as a percentage of net sales decreased to 49.9% from 51.8% during the three months ended June 30, 2023. This is primarily due to more favorable vendor pricing and increased import as a percentage of total product mix, in keeping with our asset-light strategy. At the same time, gross margin during the three months ended June 30, 2024 was negatively impacted by the increase in freight and duty costs and inventory reserve adjustment, as discussed above. Freight and duty costs as a percentage of net sales increased to 8.6% from 6.2% during the three months ended June 30, 2023, and inventory reserve adjustment as a percentage of net sales increased by 0.9% compared to the three months ended June 30, 2023. During the three months ended June 30, 2023, gross margin was negatively impacted by 160 basis points from the write-off of certain raw materials, as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations.
Operating expenses

Operating expenses were $32.3 million for the three months ended June 30, 2024 compared to $28.5 million for the three months ended June 30, 2023, an increase of $3.8 million, or 13.2%. Operating expenses for the three months ended June 30, 2024 included $2.7 million of online sales platform fees. Additionally, higher operating expenses was also attributable to an increase of $1.4 million in rent and warehouse expense from the opening of new distribution centers and a higher rate on our Chino, California facility lease extension, an increase of $0.9 million in marketing expense as we increase online marketing efforts to grow our e-commerce sales channel, and an increase of $0.7 million in stock compensation expense. These increases in operating expenses were partially offset by a decrease of $0.7 million from the inclusion of production expenses in cost of goods sold for the three months ended June 30, 2024 and a decrease of $1.9 million in impairment expense and loss on disposal of machinery, which included $0.5 million in loss on disposal of machinery in the normal course of business in the three months ended June 30, 2024 compared to $2.5 million of impairment expense and loss on disposal of machinery primarily due to executing the plan to scale back production in certain locations in the three months ended June 30, 2023.

Operating income

Operating income was $11.1 million for the three months ended June 30, 2024 compared to $13.3 million for the three months ended June 30, 2023, a decrease of $2.2 million, or 16.7%. The decrease was primarily due to an increase in operating expenses of $3.8 million, partially offset by an increase in gross profit of $1.5 million, as discussed above.
Other income, net

Other income, net was $1.0 million for the three months ended June 30, 2024 compared to $0.7 million for the three months ended June 30, 2023. The increase was primarily due to an increase in rental income of $0.3 million from the sublease of our City of Industry warehouse.
Provision for income taxes
Provision for income taxes was $2.8 million for the three months ended June 30, 2024 compared to $3.3 million for the three months ended June 30, 2023, a decrease of $0.5 million, or 14.5%. The Company’s effective tax rate was 23.5% and 23.7% for the three months ended June 30, 2024 and 2023, respectively.
Net income
Net income was $9.2 million for the three months ended June 30, 2024 compared to $10.7 million for the three months ended June 30, 2023, a decrease of $1.5 million, or 13.6%. The decrease was primarily driven by a reduction in operating income of $2.2 million, partially offset by an increase in other income, net of $0.3 million, and a decrease in the provision for income taxes of approximately $0.5 million, as discussed above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net sales
Net sales were $208.2 million for the six months ended June 30, 2024 compared to $204.5 million for the six months ended June 30, 2023, an increase of $3.7 million, or 1.8%. Net sales for the six months ended June 30, 2024 was understated by $0.7 million, which represented products shipped and recognized as revenue in 2023 and not delivered until

2024. See further discussion about the Company's revenue recognition in Note 2 — Summary of Significant Accounting Policies. Including this impact, the year-over-year increase in net sales is primarily driven by an increase of $12.9 million in volume and change in product mix, and an increase of $4.9 million due to the inclusion of online sales platform fees in operating expenses for the six months ended June 30, 2024, partially offset by $14.1 million unfavorable year-over-year pricing comparison, as the overall pricing environment remains competitive especially in the distributor channel.
Cost of goods sold
Cost of goods sold was $127.2 million for the six months ended June 30, 2024 compared to $124.5 million for the six months ended June 30, 2023, an increase of $2.7 million, or 2.1%. Cost of goods sold for the six months ended June 30, 2024 was understated by $0.4 million related to products shipped and recognized as cost of goods sold in 2023 and not delivered until 2024, as discussed above. Including this impact, the year-over-year increase in cost of goods sold was primarily driven by an increase in freight and duty costs of $4.2 million as a result of increased import volume coupled with higher freight and container rates, as well as an increase in inventory reserve adjustment of $0.7 million. Additionally, cost of goods sold during the six months ended June 30, 2024 included $1.3 million of production expenses primarily related to machinery repair and maintenance. These increases were partially offset by a decrease in inventory adjustments and write-offs of $2.5 million as the six months ended June 30, 2023 included more inventory write-offs from expired products and a write-off of $1.7 million of raw materials as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations. Cost of goods sold also benefited from reduced product costs and the strengthening of the United States Dollar against Taiwan New Dollar.
Gross profit

Gross profit was $81.0 million for the six months ended June 30, 2024 compared to $80.0 million for the six months ended June 30, 2023, an increase of $1.0 million, or 1.3%. Gross profit for the six months ended June 30, 2024 was understated by $0.3 million related to products shipped and recognized as revenue and cost of goods sold in 2023 and not delivered until 2024, as discussed above. With this impact, gross margin decreased to 38.9% for the six months ended June 30, 2024 compared to 39.1% for the six months ended June 30, 2023. Gross margin for the six months ended June 30, 2024 included a net favorable impact of 80 basis points from the adjustments to net sales related to online platform fees and cost of goods sold related to production expenses, respectively, as discussed above. Gross margin also benefited from the strengthening of the United States Dollar against Taiwan New Dollar, reduced vendor pricing and increased import as a percentage of total product mix, in keeping with our asset-light strategy. At the same time, gross margin during the six months ended June 30, 2024 was negatively impacted by the increase in freight and duty costs and inventory reserve adjustment, as discussed above. Freight and duty costs as a percentage of net sales increased to 8.0% from 6.1% during the six months ended June 30, 2023, and inventory reserve adjustment as a percentage of net sales increased by 0.4% compared to the six months ended June 30, 2023. During the six months ended June 30, 2023, gross margin was negatively impacted by 80 basis points from the write-off of certain raw materials, as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations.
Operating expenses

Operating expenses were $61.8 million for the six months ended June 30, 2024 compared to $53.9 million for the six months ended June 30, 2023, an increase of $7.9 million, or 14.6%. Operating expenses for the six months ended June 30, 2024 included a $2.0 million non-cash impairment of a ROU asset resulting from the sublease of our City of Industry warehouse in California, as we optimized our distribution footprint in the southwest region with the opening of a new warehouse in Mesa, Arizona, and $0.5 million from loss on disposal of machinery in the normal course of business. In comparison, operating expenses for the six months ended June 30, 2023 included impairment expense and loss on disposal of machinery of $2.5 million due to executing the plan to scale back production in certain locations. Operating expenses for the six months ended June 30, 2024 increased year-over-year primarily due to the inclusion of $4.9 million of online sales platform fees in operating expenses, an increase of $2.6 million in rent and warehouse expense from the opening of new distribution centers and a higher rate on our Chino, California facility lease extension, an increase of $0.7 million in marketing expense as we increase online marketing efforts to grow our e-commerce sales channel, an increase of $0.8 million in stock compensation expense, and an increase of $0.8 million in bad debt expense. Operating expenses also decreased $1.3 million from the inclusion of production expenses in cost of goods sold for the six months ended June 30, 2024, as well as by $0.8 million from a reduction in shipping and transportation costs.

Operating income

Operating income was $19.2 million for the six months ended June 30, 2024 compared to $26.1 million for the six months ended June 30, 2023, a decrease of $6.9 million, or 26.4%. The decrease was primarily due to an increase in operating expenses of $7.9 million, partially offset by an increase in gross profit of $1.0 million, as discussed above.
Other income (expenses), net

Other income, net was $1.3 million for the six months ended June 30, 2024 compared to $0.1 million of other expense, net for the six months ended June 30, 2023. Other income, net for the six months ended June 30, 2024 included a gain on foreign currency transactions of $0.4 million, compared to a loss on foreign currency transactions of $0.1 million for the six months ended June 30, 2023. Additionally, interest income increased $0.4 million primarily from our investments in short-term investments and rental income increased $0.4 million primarily from the sublease of our City of Industry warehouse.
Provision for income taxes
Provision for income taxes was $4.8 million for the six months ended June 30, 2024 compared to $6.1 million for the six months ended June 30, 2023, a decrease of $1.3 million, or 21.6%. The Company’s effective tax rate was 23.5% and 23.6% for the six months ended June 30, 2024 and 2023, respectively.
Net income
Net income was $15.7 million for the six months ended June 30, 2024 compared to $19.9 million for the six months ended June 30, 2023, a decrease of $4.2 million, or 20.9%. The decrease was primarily driven by a decrease in operating income of $6.9 million, partially offset by an increase in other income (expenses), net of $1.4 million, and a decrease in the provision for income taxes of $1.3 million, as discussed above.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) write-off of certain inventory items outside the normal course of business, (vii) impairment expense and loss on disposal of machinery outside the normal course of business, and (viii) operating right-of-use asset impairment. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Three Months Ended June 30,
Reconciliation of Adjusted EBITDA (unaudited):	2024		2023
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$9,227	8.2%	$10,677	9.8%
Add (deduct):
Interest income	(533)	(0.5)	(519)	(0.5)
Interest expense	548	0.5	573	0.5
Provision for income taxes	2,841	2.5	3,323	3.1
Depreciation and amortization	2,660	2.4	2,717	2.5
Stock-based compensation expense	940	0.8	216	0.2
Write-off of inventory (1)	—	—	1,710	1.6
Impairment expense and loss on disposal of machinery (1)	—	—	2,445	2.2
Operating right-of-use asset impairment	—	—	—	—
Adjusted EBITDA	$15,683	13.9%	$21,142	19.4%
(1) The write-off of inventory and impairment expense and loss on disposal of machinery represent costs incurred in connection with the scaling back of production in certain locations. As part of the execution of this strategy, certain machinery and equipment was disposed of or impaired, and raw materials associated with those machinery and equipment were written-off.

	Six Months Ended June 30,
Reconciliation of Adjusted EBITDA (unaudited):	2024		2023
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income:	$15,703	7.5%	$19,863	9.7%
Add (deduct):
Interest income	(964)	(0.5)	(586)	(0.3)
Interest expense	1,072	0.5	980	0.5
Provision for income taxes	4,816	2.3	6,141	3.0
Depreciation and amortization	5,289	2.6	5,350	2.7
Stock-based compensation expense	1,315	0.6	493	0.2
Write-off of inventory (1)	—	—	1,710	0.8
Impairment expense and loss on disposal of machinery (1)	—	—	2,445	1.3
Operating right-of-use asset impairment	1,993	1.0	—	—
Adjusted EBITDA	$29,224	14.0%	$36,396	17.8%
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
As described in Note 6 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 14, 2023, we amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%. On June 20, 2023, we further amended the Line of Credit which increased the standby letter of credit sublimit from $2.0 million to $5.0 million. As of June 30, 2024, the amount issued under the standby letter of credit was $3.8 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $36.2 million.
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
Additionally, as of June 30, 2024, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of June 30, 2024, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of June 30, 2024, we had no borrowing on the Line of Credit, $27.9 million in outstanding balance under the 2027 Term Loan, and $21.2 million in outstanding balance under the 2026 Term Loan.
As discussed in Note 15 — Commitments and Contingencies to the condensed consolidated financial statements, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. We are in the process of assessing further appeal options. Although we currently have an import duty liability reserve of $2.9 million as of June 30, 2024, the amount of the final payments could vary significantly from this estimate.
Additionally, as described in Note 16 — Subsequent Events to the condensed consolidated financial statements, on August 6, 2024, our Board of Directors declared a special cash dividend of $0.15 per share on our common stock and a regular quarterly cash dividend of $0.35 per share on our common stock, both of which will be paid on or around

August 30, 2024 to shareholders of record at the close of business on August 21, 2024. Prior to this, we paid out regular quarterly cash dividends totaling $13.0 million in the current fiscal year.
Our ongoing operations and growth strategy may require us to continue to make investments in new markets and products, logistics and manufacturing infrastructure, e-commerce platform, talent, and technology capabilities. In addition, we may consider making strategic acquisitions and investments which could require significant liquidity. The rapidly changing macroeconomic and geopolitical dynamics created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund capital expenditures for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.
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
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at June 30, 2024 compared to December 31, 2023:

	June 30, 2024	December 31, 2023	Increase/(Decrease)
	(in thousands)
Current assets	$169,843	$154,929	$14,914
Current liabilities	55,607	44,401	11,206
Working capital	$114,236	$110,528	$3,708
As of June 30, 2024, we had working capital of $114.2 million compared to working capital of $110.5 million as of December 31, 2023, representing an increase of $3.7 million, or 3.4%. The improvement in working capital was driven by an increase of $14.9 million in current assets partially offset by an increase of $11.2 million in current liabilities. The increase in current assets was primarily driven by an increase in inventory of $8.3 million as we stock up inventory for the summer peak season, an increase in account receivable of $5.9 million, and an increase in cash and cash equivalents and short-term investments totaling $2.6 million, partially offset by a decrease in prepaid expenses of $2.0 million. The increase in current liabilities was primarily driven by an increase in accounts payable and related party payables of $4.4 million and an increase in accrued expense of $3.4 million.
Cash Flows
The following table summarizes cash flow for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$20,254	$31,053
Net cash used in investing activities	(8,467)	(29,317)
Net cash (used in) provided by financing activities	(15,552)	480
Net change in cash and cash equivalents	$(3,765)	$2,216
Cash flows provided by operating activities. Net cash provided by operating activities was $20.3 million for the six months ended June 30, 2024, primarily the result of net income of $15.7 million, adjusted for certain non-cash items totaling $13.3 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, ROU asset impairment, stock-based compensation, loss on disposal of fixed assets, write-off of inventory, and adjustments to inventory reserve. In addition, cash decreased $8.8 million from changes in working capital, which included a decrease of $9.1 million from inventory build-up, a decrease of $6.1 million from an increase in accounts receivable from higher sales, a decrease of $3.1 million from reduction in operating lease liabilities. These decreases were partially offset by an increase of $4.9 million from higher accounts and related party payables, $3.4 million from higher accrued expenses, and $2.0 million from reductions in prepaid expenses.
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
Cash flows used in investing activities. Net cash used in investing activities was $8.5 million for the six months ended June 30, 2024, which primarily included $22.5 million in purchases of short-term investments, $2.0 million of deposits paid for the purchase of property and equipment, and $0.4 million paid to directly purchase property and equipment, partially offset by $16.4 million in redemptions of short-term investments.
Net cash used in investing activities was $29.3 million for the six months ended June 30, 2023, which primarily included $28.0 million in purchases of short-term investments, $4.0 million of net refund from joint venture investment, $3.8 million of deposits paid for the purchase of property and equipment, and $1.8 million paid to purchase property and equipment.
Cash flows (used in) provided by financing activities. Net cash used in financing activities was $15.6 million for the six months ended June 30, 2024, which primarily included $13.0 million of cash dividends paid to shareholders, $2.3 million paid for the redemption of a non-controlling member' interest in Global Wells, and $0.6 million of payments towards long-term debt, partially offset by cash proceeds of $0.3 million received from the exercise of stock options.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses described in Part II—Item 9A of the Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Refer to Management’s Annual Report on Internal Control Over Financial Reporting in Part II—Item 9A of the Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024 for a description of the material weaknesses. The same material weaknesses continue to exist as of June 30, 2024. Each of the material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses identified did not result in any material misstatements of the Company’s financial statements or disclosures for any prior or current reporting periods, but did result in immaterial misclassification adjustments to net sales, cost of goods sold, selling expenses and general and administrative expenses with no impact on net income for the quarter and year ended December 31, 2023 and an immaterial adjustment to deposits as of December 31, 2023. Management does not believe that they had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Actions Taken During the Three Months Ended March 31, 2024

The following remedial actions were taken in the first quarter of the current fiscal year:

•Continued to refine the design of entity-level controls impacting the control environment, risk assessment procedures and monitoring activities, including the implementation of controls and procedures to ensure adequate oversight and accountability over the performance of controls.

•Continued to enhance policies and procedures to improve Information Technology General Controls and the Company's overall IT environment, including continuing to enforce newly or enhanced policies and controls around logical access and changes to significant IT systems.

Actions Taken During the Three Months Ended June 30, 2024

The following remedial actions were taken in the second quarter of the current fiscal year:

•Updated and refined the COSO-based risk assessment to evaluate and identify risks impacting internal control over financial reporting.

•Implemented formal control activities to provide trainings and upskilling to key business process owners.

•Implemented and performed new control procedures to review all activities carried out and transactions completed by users with administrative rights (“privileged users”) within the Company’s ERP system.

•Continue to enhance the user access control procedures by implementing additional review from the CFO for all new privileged users and implementing a new internally-developed management system which streamlines and centralizes the workflow around user provisioning and deprovisioning.

•Continue to enhance control procedures around the monitoring and validating of data used in reports supporting the performance of key controls and implemented change management review procedures around such reports.

•Further expanded its user access review procedures to all key applications and relevant infrastructures that impact internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the six months ended June 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.
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

DATE: August 9, 2024	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)