Form 10-Q
period 2024-09-30
Karat Packaging Inc.
filed 2024-11-08
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on November 4, 2024 was 20,024,105 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents (including $1,210 and $13,566 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	$38,903	$23,076
Short-term investments (including $11,128 and $0 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	21,531	26,343
Accounts receivable, net of allowance for bad debt of $562 and $392 at September 30, 2024 and December 31, 2023, respectively	33,868	27,763
Inventories	70,918	71,528
Prepaid expenses and other current assets (including $58 and $82 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	4,869	6,219
Total current assets	170,089	154,929
Property and equipment, net (including $43,275 and $44,185 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	90,132	95,226
Deposits	282	1,047
Goodwill	3,510	3,510
Intangible assets, net	307	327
Operating right-of-use assets	41,391	20,739
Other non-current assets (including $42 and $53 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	1,092	619
Total assets	$306,803	$276,397
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $67 and $63 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	$23,375	$18,446
Accrued expenses (including $366 and $591 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	12,751	10,576
Related party payable	3,963	5,306
Deferred revenue (including $0 and $116 associated with variable interest entity at September 30, 2024 and December 31, 2023)	909	951
Long-term debt, current portion (including $1,165 and $1,122 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	1,165	1,122
Operating lease liabilities, current portion	8,616	4,800
Other current liabilities (including $2,186 and $1,302 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	3,700	3,200
Total current liabilities	54,479	44,401

	September 30, 2024	December 31, 2023
Deferred tax liability	4,197	4,197
Long-term debt, net of current portion and debt discount of $156 and $203 at September 30, 2024 and December 31, 2023, respectively (including $47,565 and $48,396 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively, and debt discount of $156 and $203 associated with variable interest entity at September 30, 2024 and December 31, 2023, respectively)	47,565	48,396
Operating lease liabilities, net of current portion	36,603	16,687
Other non-current liabilities (including $116 and $0 associated with variable interest entity at September 30, 2024 and December 31, 2023 respectively)	363	26
Total liabilities	143,207	113,707
Commitments and Contingencies (Note 15)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of September 30, 2024 and December 31, 2023	—	—
Common stock, 0.001 par value, 100,000,000 shares authorized, 20,044,105 and 20,021,105 shares issued and outstanding, respectively, as of September 30, 2024 and 19,988,482 and 19,965,482 shares issued and outstanding, respectively, as of December 31, 2023	20	20
Additional paid in capital	88,823	86,667
Treasury stock, $0.001 par value, 23,000 shares as of both September 30, 2024 and December 31, 2023	(248)	(248)
Retained earnings	68,717	67,679
Total Karat Packaging Inc. stockholders’ equity	157,312	154,118
Noncontrolling interest	6,284	8,572
Total stockholders’ equity	163,596	162,690
Total liabilities and stockholders’ equity	$306,803	$276,397
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$112,771	$105,528	$320,984	$310,069
Cost of goods sold	69,274	66,584	196,478	191,120
Gross profit	43,497	38,944	124,506	118,949
Operating expenses
Selling expenses	13,746	8,004	38,377	25,500
General and administrative expenses (including $643 and $702 associated with variable interest entity for the three months ended September 30, 2024 and 2023; respectively, $1,888 and $2,020 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	18,508	19,870	53,170	53,767
Impairment expense and (gain) loss, net, on disposal of machinery	(27)	(310)	2,498	2,231
Total operating expenses	32,227	27,564	94,045	81,498
Operating income	11,270	11,380	30,461	37,451
Other income (expenses)
Rental income (including $263 and $235 associated with variable interest entity for the three months ended September 30, 2024 and 2023; respectively, $776 and $721 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	593	259	1,484	781
Other income (expenses), net	48	32	154	(58)
(Loss) gain on foreign currency transactions	(287)	455	152	350
Interest income (including $123 and $80 associated with variable interest entity for the three months ended September 30, 2024 and 2023; respectively, $469 and $278 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	770	454	1,734	1,040
Interest expense (including $517 and $528 associated with variable interest entity for the three months ended September 30, 2024 and 2023; respectively, $1,553 and $1,499 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	(535)	(536)	(1,607)	(1,516)
Total other income, net	589	664	1,917	597
Income before provision for income taxes	11,859	12,044	32,378	38,048
Provision for income taxes	2,597	2,904	7,413	9,045
Net income	9,262	9,140	24,965	29,003
Net income attributable to noncontrolling interest	168	75	605	431
Net income attributable to Karat Packaging Inc.	$9,094	$9,065	$24,360	$28,572
Basic and diluted earnings per share:
Basic	$0.45	$0.46	$1.22	$1.44
Diluted	$0.45	$0.45	$1.21	$1.43
Weighted average common shares outstanding, basic	20,017,774	19,890,646	19,993,964	19,888,244
Weighted average common shares outstanding, diluted	20,133,813	19,994,648	20,107,801	19,962,999
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	19,908,005	$20	(23,000)	$(248)	$85,792	$56,118	$141,682	$10,251	$151,933
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	2,452	—	—	—	(14)	—	(14)	—	(14)
Stock-based compensation	—	—	—	—	277	—	277	—	277
Net income	—	—	—	—	—	9,005	9,005	181	9,186
Balance, March 31, 2023	19,910,457	$20	(23,000)	$(248)	$86,055	$65,123	$150,950	$10,432	$161,382
Cash dividends declared ($0.35 per share)	—	—	—	—	—	(6,965)	(6,965)	—	(6,965)
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	582	—	—	—	(4)	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	216	—	216	—	216
Net income	—	—	—	—	—	10,502	10,502	175	10,677
Balance, June 30, 2023	19,911,039	$20	(23,000)	$(248)	$86,267	$68,660	$154,699	$10,607	$165,306
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(9,952)	(9,952)	—	(9,952)
Stock-based compensation	—	—	—	—	250	—	250	—	250
Exercise of stock options	5,800	—	—	—	103	—	103	—	103
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	—	9,065	9,065	75	9,140
Balance, September 30, 2023	19,916,839	$20	(23,000)	$(248)	$86,620	$67,773	$154,165	$10,588	$164,753

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	19,988,482	$20	(23,000)	$(248)	$86,667	$67,679	$154,118	$8,572	$162,690
Cash dividends declared ($0.30 per share)	—	—	—	—	—	(5,992)	(5,992)	—	(5,992)
Issuance of common stock upon vesting of restricted stock units	3,750	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	375	—	375	—	375
Exercise of stock options	2,800	—	—	—	52	—	52	—	52
Global Wells noncontrolling membership interest redemption	—	—	—	—	—	(316)	(316)	(2,893)	(3,209)
Net income	—	—	—	—	—	6,166	6,166	310	6,476
Balance, March 31, 2024	19,995,032	$20	(23,000)	$(248)	$87,094	$67,537	$154,403	$5,989	$160,392
Cash dividends declared ($0.35 per share)	—	—	—	—	—	(7,004)	(7,004)	—	(7,004)
Issuance of common stock upon vesting of restricted stock units	27,800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	940	—	940	—	940
Exercise of stock options	14,833	—	—	—	273	—	273	—	273
Net income	—	—	—	—	—	9,100	9,100	127	9,227
Balance, June 30, 2024	20,037,665	$20	(23,000)	$(248)	$88,307	$69,633	$157,712	$6,116	$163,828
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(10,010)	(10,010)	—	(10,010)
Stock-based compensation	—	—	—	—	400	—	400	—	400
Exercise of stock options	6,440	—	—	—	116	—	116	—	116
Net income	—	—	—	—	—	9,094	9,094	168	9,262
Balance, September 30, 2024	20,044,105	$20	(23,000)	$(248)	$88,823	$68,717	$157,312	$6,284	$163,596

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$24,965	$29,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $910 associated with variable interest entity for both the nine months ended September 30, 2024 and 2023, respectively)	7,980	8,058
Adjustments to allowance for bad debt	212	(673)
Adjustments to inventory reserve	370	(27)
Write-off of inventory	1,145	3,225
Impairment of deposits	—	523
Impairment of operating right-of-use asset	1,993	—
Loss, net, on disposal of machinery and equipment	505	1,708
Amortization of loan fees (including $46 and $41 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	69	57
Accrued interest on certificates of deposit (including $49 and $0 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	(199)	(63)
Stock-based compensation	1,715	743
Amortization of operating right-of-use assets	5,474	3,617
(Increase) decrease in operating assets
Accounts receivable (including $0 and $6 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	(6,317)	(3,399)
Inventories	(905)	(3,649)
Prepaid expenses and other current assets (including $24 and $22 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	1,401	431
Other non-current assets (including $12 and $34 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	(74)	(75)
Increase (decrease) in operating liabilities
Accounts payable (including $4 and $57 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	5,529	1,701
Accrued expenses (including $225 and $163 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	2,175	(147)
Related party payable	(1,343)	(2,385)
Income taxes payable	—	8,010
Deferred revenue (including $0 and $49 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	(430)	(478)
Operating lease liabilities	(4,487)	(3,313)
Other liabilities	(46)	221
Net cash provided by operating activities	$39,732	$43,088

	Nine Months Ended September 30,
	2024	2023
Cash flows from investing activities
Purchases of property and equipment	(718)	(2,870)
Proceeds from disposal of property and equipment	117	605
Payments for costs incurred from sale of machinery and equipment	—	(189)
Deposits paid for joint venture investment	—	(2,900)
Deposits refunded from joint venture investment	—	6,900
Deposit refund from cancelled property and equipment purchase	—	503
Deposits paid for property and equipment	(2,590)	(5,390)
Purchases of short-term investments (including $18,079 and $8,000 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	(33,591)	(28,000)
Redemption of short-term investments (including $7,000 and $0 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	38,602	10,000
Net cash provided by (used in) investing activities	$1,820	$(21,341)
Cash flows from financing activities
Proceeds from long-term debt (including $0 and $8,000 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	—	8,000
Payments for lender fees	—	(61)
Payments on long-term debt (including $834 and $733 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	(834)	(733)
Tax withholding on vesting of restricted stock units	—	(18)
Proceeds from exercise of common stock options	441	103
Dividends paid to shareholders	(23,006)	(16,917)
Payment for Global Wells noncontrolling membership interest redemption (including $2,010 and $0 associated with variable interest entity for the nine months ended September 30, 2024 and 2023, respectively)	(2,326)	—
Net cash used in financing activities	$(25,725)	$(9,626)
Net increase in cash and cash equivalents	$15,827	$12,121
Cash and cash equivalents
Beginning of period	$23,076	$16,041
End of period	$38,903	$28,162
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposits to property and equipment	$2,919	$8,953
Non-cash purchases of property and equipment	$124	$71
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,416	$309
Cash paid for interest	$1,561	$1,493
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
2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.
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
Principles of Consolidation: The condensed consolidated financial statements include the accounts of Karat Packaging and its wholly-owned and controlled operating subsidiaries: Lollicup, Lollicup Franchising, LLC, and Global Wells Investment Group ("Global Wells"), a variable interest entity wherein the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
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
Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 8 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of September 30, 2024.
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
Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three and nine months ended September 30, 2024 and 2023, net sales disaggregated by customer type consist of the amounts shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
National and regional chains	$23,312	$23,407	$68,834	$68,602
Distributors	63,071	61,037	177,995	178,274
Online	18,950	14,271	53,375	43,419
Retail	7,438	6,813	20,780	19,774
	$112,771	$105,528	$320,984	$310,069

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
For all of the Company's revenue streams, shipping terms generally indicate when the title and risk of loss have passed, which is generally when products are delivered to customers. During the nine months ended September 30, 2024, the Company's revenue and cost of goods sold were understated by approximately $700,000 and $400,000, respectively, for products that had been shipped and recorded as revenue and costs of goods sold in 2023 and not delivered until 2024. In the prior periods, the Company had assessed the impact of the lag between shipping and delivery to the previously-issued quarterly and annual financial statements, and concluded that the impact on its overall financial statements, including net sales, cost of goods sold, accounts receivable, inventories and customer deposits was immaterial.
The Company’s contract liabilities consist primarily of rebates, sales incentives, consideration payable to customers for cooperative advertising, and customer deposits. As of September 30, 2024 and December 31, 2023, the rebates, sales incentives and cooperative advertising were not significant to the financial statements. Customer deposits are included in current liabilities in the condensed consolidated balance sheets. During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $8,000 and $16,000, respectively, related to customer deposits received as of the beginning of each respective period. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $786,000 and $1,074,000, respectively, related to customer deposits received as of the beginning of each respective period.
Out of Period Adjustment: As previously disclosed in the Company's 2023 Form 10-K, during the quarter ended December 31, 2023, the Company also recorded certain misclassification adjustments for the full year 2023 amounts within the consolidated statement of income with no impact on net income. Those misclassification adjustments were: (i) adjusting online sales third-party platform fees from net sales to selling expenses, (ii) production expenses primarily related to machinery repair and maintenance from general and administrative expenses to cost of goods sold, and (iii) payroll and employee-related costs for the Company's sales team within operating expenses from general and administrative expenses to selling expenses. These misclassification adjustments in the quarter ended December 31, 2023 had no effect on totals for assets and liabilities, shareholders' equity, cash flows or net income for either the quarter ended December 31, 2023 or any of the previously reported quarters in 2023. For the three months ended September 30, 2024, the properly classified amounts related to the online sales platform fees, production expenses, and payroll and employee-related costs for the sales team were $3,047,000, $655,000 and $730,000, respectively. For the nine months ended September 30, 2024, the properly classified amounts related to the online sales platform fees, production expenses, and payroll and employee-related costs for the sales team were $7,971,000, $1,938,000 and $2,177,000, respectively.
Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:
•At September 30, 2024, the Company had money market accounts and investments in publicly-traded equity securities classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy. At December 31, 2023, the Company had money market accounts and certificates of deposit classified as Level 1 and Level 2, respectively, within the fair value hierarchy. The short-term investments comprise of certificates of

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
deposits with an original maturity of longer than 90 days and are reported at their carrying value as current assets on the condensed consolidated balance sheets. The carrying value of these short-term investments approximates fair value as they were purchased near or on September 30, 2024.
The following table summarizes the Company’s fair value measurements by level at September 30, 2024 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$9,463	$21,920	$—
Short-term investments	—	21,531	—
Publicly-traded equity securities	35	—	—
Fair value, September 30, 2024	$9,498	$43,451	$—
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other payables at September 30, 2024 and December 31, 2023, approximated fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	September 30, 2024
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,037	$20,074
2027 Term Loan	27,693	27,712
	$48,730	$47,786

	December 31, 2023
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,490	$19,999
2027 Term Loan	28,028	27,810
	$49,518	$47,809
The fair value of these financial instruments was determined using Level 2 inputs.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. During the nine months ended September 30, 2024, the Company recorded an impairment against its operating ROU assets of $1,993,000. See Note 11 — Leases for further information about this impairment charge. With the exception of the ROU impairment, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition as of September 30, 2024 or December 31, 2023.
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
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for all public companies for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the new standard in annual reporting period beginning after December 15, 2023. The application of this new guidance is not expected to have a material impact on the Company’s consolidated balance sheets, statements of income or cash flows, as the guidance pertains to disclosures only.
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
3. Inventories
Inventories consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$6,596	$9,116
Semi-finished goods	1,551	1,343
Finished goods	63,491	61,419
Subtotal	71,638	71,878
Less: inventory reserve	(720)	(350)
Total inventories	$70,918	$71,528
The Company incurred inventory adjustments and write-offs of $694,000 and $1,145,000 for the three and nine months ended September 30, 2024, respectively. Similarly, the Company incurred inventory adjustments and write-offs of $281,000 and $3,225,000 for the three and nine months ended September 30, 2023, respectively. Included within the amount for the nine months ended September 30, 2023 was a $1,700,000 write-off of raw materials, as the Company disposed of certain machinery and equipment in executing the strategy to scale back production in certain locations.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventory adjustments and write-offs are included in cost of goods sold on the accompanying condensed consolidated statements of income. See Note 12 — Impairment Expense and (Gain) Loss, Net, on Disposal of Machinery for further discussion about the disposal of machinery.
4. Property and Equipment

	September 30, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$67,722	$67,321
Leasehold improvements	19,193	19,085
Vehicles	8,233	7,038
Furniture and fixtures	1,015	1,015
Building	38,779	38,503
Land	11,907	11,907
Computer hardware and software	93	93
Construction in progress	316	—
	147,258	144,962
Less: accumulated depreciation and amortization	(57,126)	(49,736)
Total property and equipment, net	$90,132	$95,226
Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.
For the three months ended September 30, 2024 and 2023, depreciation and amortization expense reported within general and administrative expense was $1,099,000 and $1,167,000 respectively, and depreciation and amortization expense reported within cost of goods sold was $1,585,000 and $1,534,000, respectively.
For the nine months ended September 30, 2024 and 2023, depreciation and amortization expense reported within general and administrative expense was $3,154,000 and $3,439,000 respectively, and depreciation and amortization expense reported within cost of goods sold was $4,806,000 and $4,599,000, respectively.
5. Goodwill
The following table summarizes the activity in the Company's goodwill from December 31, 2023 to September 30, 2024:

(in thousands)
Balance at December 31, 2023	$3,510
Goodwill acquired	—
Balance at September 30, 2024	$3,510
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Line of Credit also includes a standby letter of credit sublimit, which was amended and increased to $5,000,000 from $2,000,000 on June 20, 2023.
The Company had no borrowings outstanding under the Line of Credit as of both September 30, 2024 and December 31, 2023. The amount issued under the standby letter of credit was $3,813,000 and $3,766,000 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the maximum remaining amount that could be borrowed under the Line of Credit was $36,187,000. As of both September 30, 2024 and December 31, 2023, the Company was in compliance with the financial covenants under the Line of Credit.
7. Accrued Expenses
The following table summarizes information related to accrued expense liabilities:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued miscellaneous expenses	$3,288	$1,271
Accrued payroll	988	1,685
Accrued ocean freight and other import costs	4,025	3,513
Accrued sale and use taxes	1,041	1,006
Accrued professional services fees	612	845
Accrued vacation and sick pay	936	619
Accrued property tax	834	552
Accrued shipping expenses	697	525
Accrued sales discount expense	257	487
Accrued interest expense	73	73
Total accrued expenses	$12,751	$10,576

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
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
	$21,084	$21,555
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
	$27,802	$28,166
Long-term debt	48,886	49,721
Less: unamortized loan fees	(156)	(203)
Less: current portion	(1,165)	(1,122)
Long-term debt, net of current portion	$47,565	$48,396

At September 30, 2024, future maturities are:

(in thousands)
2024 (remainder)	$287
2025	1,179
2026	20,798
2027	26,622
$48,886

The Company was in compliance with all of its financial covenants as of both September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, a total of 1,287,017 shares of common stock were available for further award grants under the Plan. For the three months ended September 30, 2024 and 2023, the Company recognized a total of $400,000 and $250,000 in stock-based compensation expense, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized a total of $1,715,000 and $743,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which generally ranges from two (2) to three (3) years for both the restricted stock units and stock options.
Stock Options
A summary of the Company’s stock option activity under the Plan for the nine months ended September 30, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	386,473	$18.58	7.8	$2,424
Exercised	(24,073)	$18.33
Forfeited	(33,333)	$18.86
Outstanding at September 30, 2024	329,067	$18.57	7.1	$2,410
Vested and expected to vest at September 30, 2024	329,067	$18.57	7.1	$2,410
Exercisable at September 30, 2024	209,067	$18.58	7.1	$1,528
There were no stock options granted during the nine months ended September 30, 2024. At September 30, 2024, total remaining stock-based compensation cost for unvested stock options under the Plan was approximately $10,000. The cost is expected to be recognized over a weighted-average period of 0.3 years.
The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on September 30, 2024, multiplied by the number of shares per each option.
Restricted Stock Units
A summary of the Company’s unvested restricted stock units activity under the Plan for the nine months ended September 30, 2024 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,346	$16.71
Granted	97,004	29.31
Vested	(31,550)	27.54
Unvested at September 30, 2024	70,800	$29.14
On March 12, 2024, the Company's Compensation Committee of the Board of Directors approved a grant totaling 91,000 restricted stock units to certain key employees. The grant date fair value of these restricted stock units was $2,674,000. The restricted stock units vest at various times between May 2024 and May 2026.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On May 7, 2024, the Company's Compensation Committee of the Board of Directors approved a grant totaling 6,000 restricted stock units to each independent director of the Board of Directors. The grant date fair value of these restricted stock units was $169,000. The restricted stock units vest at various times between May 2025 and May 2026.
At September 30, 2024, total remaining stock-based compensation cost for unvested restricted stock units was approximately $1,317,000. The cost is expected to be recognized over a weighted-average period of 1.2 years.
10. Earnings Per Share
(a)Basic
Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$9,094	$9,065	$24,360	$28,572
Weighted average number of common shares in issue	20,018	19,891	19,994	19,888
Basic earnings per share	$0.45	$0.46	$1.22	$1.44
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
The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$9,094	$9,065	$24,360	$28,572
Weighted average number of common shares in issue	20,018	19,891	19,994	19,888
Dilutive shares
Stock options and restricted stock units	116	104	114	75
Adjusted weighted average number of common shares	20,134	19,995	20,108	19,963
Diluted earnings per share	$0.45	$0.45	$1.21	$1.43
For both the three months ended September 30, 2024 and 2023, no shares of potentially dilutive shares, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share. For the nine months ended September 30, 2024 and 2023, a total of 6,403 and 285,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to its anti-dilutive impact on earnings per share.
11. Leases
The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. In May 2024, the Company determined there was a change in the assessment of whether the renewal option on the lease agreement for its Chino, California facility was reasonably certain to be exercised. As a result, the Company remeasured the lease liability and the right-of-use asset for this lease, utilizing the fair market rate determined by independent arbitrators on July 8, 2024, and an extended lease term expiring July 31, 2029.
The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease expense	$2,752	$1,606	$6,694	$4,454
Short-term lease expense	370	106	795	143
Variable lease expense	357	260	1,125	750
Total lease expense	$3,479	$1,972	$8,614	$5,347
For the three months ended September 30, 2024 and 2023, rent expense included in operating expenses was $2,843,000 and $1,653,000, respectively, and rent expense included in cost of goods sold was $636,000 and $319,000, respectively. For the nine months ended September 30, 2024 and 2023, rent expense included in operating expenses was $7,209,000 and $4,542,000, respectively, and rent expense included in cost of goods sold was $1,405,000 and $805,000, respectively.
The following table presents supplemental information related to operating leases:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term	4.55 years	4.51 years
Weighted average discount rate	7.0%	6.2%

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$5,721	$4,129
As of September 30, 2024, future lease payments under operating leases were as follows:

(in thousands)
2024 (remainder)	$2,825
2025	11,550
2026	11,909
2027	10,827
2028	9,617
Thereafter	6,216
Total future lease payments	52,944
Less: imputed interest	(7,725)
Total lease liability balance	$45,219
During the nine months ended September 30, 2024, the Company recorded a non-cash impairment of a ROU asset of $1,993,000 resulting from the sublease of its City of Industry warehouse in California.
Global Wells is the landlord under an operating lease agreement with an unrelated party that generates monthly rental payments from $62,000 to $65,000 and ends on October 31, 2025. The expected rental income is $185,000 for the remaining three months of the year ending December 31, 2024, and $616,000 for the year ending December 31, 2025.
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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
commitments that it had previously paid deposits towards, and disposed of certain machinery and equipment through abandonment.
During the three and nine months ended September 30, 2023, the Company recorded a net gain of $310,000 and a net loss of $1,612,000, respectively, on disposal of machinery and equipment associated with the sale of machinery to the vendors in Taiwan. During the nine months ended September 30, 2023, the Company recorded $523,000 of impairment expense related to the unrecoverable cancelled deposits.
The Company also recorded a net gain of $27,000 and net loss of $505,000 on disposal of fixed assets during the normal course of business for the three and nine months ended September 30, 2024, respectively, and recorded a net loss of $0 and $96,000 on disposal of fixed assets during the normal course of business for the three and nine months ended September 30, 2023, respectively.
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
Keary Global Ltd. owns 250,004 shares of the Company's common stock as of September 30, 2024, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At September 30, 2024 and December 31, 2023, the Company has accounts payable due to Keary Global and Keary International of $3,963,000 and $5,306,000, respectively. Purchases for the three months ended September 30, 2024 and 2023 from this related party were $7,473,000 and $7,371,000, respectively. Purchases for the nine months ended September 30, 2024 and 2023 from this related party were $30,920,000 and $32,384,000, respectively.
14. Income Taxes
For the three months ended September 30, 2024 and 2023, the Company's income tax expense was $2,597,000 and $2,904,000, respectively, with an effective tax rate of 21.9% and 24.1%, respectively. For the nine months ended September 30, 2024 and 2023, the Company's income tax expense was $7,413,000 and $9,045,000, respectively, with an effective tax rate of 22.9% and 23.8%, respectively. For both the three and nine months ended September 30, 2024 and 2023, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes and noncontrolling interest income.
In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of September 30, 2024, the Company did not record any valuation allowance.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company remains subject to the Internal Revenue Services ("IRS") examination for the 2020 through 2022 tax years, and has received notice in February 2019 that it is under examination for years 2016 and 2017. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2019 through 2022 tax years. As of September 30, 2024, and December 31, 2023, the Company did not have any unrecognized tax benefit.
15. Commitments and Contingencies
In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection (“CBP”) had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. As of December 31, 2023, the Company had a reserve of $2,738,000, representing the total estimated probable loss on all thermal paper imports under the investigation period minus payments already made. On March 19, 2024, the Company initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. The Company is in the process of assessing further appeal options. The Company accrued interest of $81,000 and $246,000 during the three and nine months ended September 30, 2024, related to the estimated total probable loss, increasing the total reserve to $2,984,000 as of September 30, 2024. The amount of the final payments could differ materially from the Company's current estimate.
Additionally, the Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.
16. Secondary Offering
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
17. Subsequent Events
On November 5, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per share on the Company's common stock, which will be paid on November 29, 2024 to shareholders of record at the close of business on November 20, 2024.

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

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “Karat,” “the Company” or “our Company” refer to Karat Packaging Inc., a Delaware corporation, and, unless the context requires otherwise, our operating subsidiaries. References to “Global Wells” or “our variable interest entity” refer to Global Wells Investment Group LLC, a Texas limited liability company and our consolidated variable interest entity, in which the Company has an equity interest and which is controlled by one of our stockholders. References to “Lollicup” refer to Lollicup USA Inc., a California corporation, our wholly-owned subsidiary.

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
Business Highlights and Trends
•We recorded net sales of $112.8 million for the three months ended September 30, 2024, an increase of 6.9% in amount and 9.9% in volume, compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, we recorded net sales of $321.0 million, an increase of 3.5% in amount and 5.6% in volume, compared to the nine months ended September 30, 2023.
•We achieved gross margin of 38.6% and 38.8% for the three and nine months ended September 30, 2024, respectively, an increase of 170 and 40 basis points from the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2023, we recorded a $1.7 million write-off of certain raw materials, as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations. The impact of the write-off was a decrease in gross margin of 60 basis points for the nine months ended September 30, 2023.
•We recorded net income of $9.3 million and $25.0 million for the three and nine months ended September 30, 2024, respectively, an increase of 1.3% and a decrease of 13.9% compared to the three and nine months ended September 30, 2023, respectively. Net income for the nine months ended September 30, 2024 included a negative tax-effected impact of $1.5 million from a non-cash impairment of an operating right-of-use asset ("ROU asset"). Net income for the nine months ended September 30, 2023 included a negative tax-effected impact of $1.6 million in impairment expense and loss on disposal of machinery, as we executed our strategy to scale back manufacturing in certain locations, and a negative tax-effected impact of $1.3 million in raw materials write-off, as discussed above.
•We achieved net income margin of 8.2% and 7.8% for the three and nine months ended September 30, 2024, respectively, a decrease of 50 and 160 basis points from the three and nine months ended September 30, 2023, respectively. Net income margin for the nine months ended September 30, 2024 included a negative tax-effected impact of 50 basis points from the non-cash ROU asset impairment, as discussed above. Net income margin for the nine months ended September 30, 2023 included a negative tax-effected impact of 90 basis points from the raw materials write-off and impairment expense and loss on disposal of machinery, as discussed above.
•We generated $19.5 million and $39.7 million in net cash from operating activities for the three and nine months ended September 30, 2024, respectively, compared to $12.0 million on and $43.1 million during the three and nine months ended September 30, 2023, respectively.

•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $14.7 million and $43.9 million for the three and nine months ended September 30, 2024, respectively, a decrease of 3.4% and 14.9% from the three and nine months ended September 30, 2023, respectively.
•We achieved Adjusted EBITDA margin, a non-GAAP measure defined below, of 13.0% and 13.7% for the three and nine months ended September 30, 2024, respectively, a decrease of 140 and 290 basis points from the three and nine months ended September 30, 2023, respectively.
•We had financial liquidity of $75.1 million and additional short-term investments of $21.5 million as of September 30, 2024.
•On November 5, 2024, our Board of Directors declared another quarterly cash dividend of $0.40 per share on our common stock, which will be paid on or around November 29, 2024 to shareholders of record at the close of business on November 20, 2024.
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
•Environmental concerns regarding disposable products, broadly, have resulted in a number of significant changes that are specific to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive long-lasting impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products. Our eco-friendly products made up 33.4% of total sales during the three months ended September 30, 2024 compared to 32.7% during the same period last year.
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
Results of Operations
The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net sales	$112,771	$105,528	$320,984	$310,069
Cost of goods sold	69,274	66,584	196,478	191,120
Gross profit	43,497	38,944	124,506	118,949
Operating expenses	32,227	27,564	94,045	81,498
Operating income	11,270	11,380	30,461	37,451
Other income, net	589	664	1,917	597
Provision for income taxes	2,597	2,904	7,413	9,045
Net income	$9,262	$9,140	$24,965	$29,003
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net sales
Net sales were $112.8 million for the three months ended September 30, 2024 compared to $105.5 million for the three months ended September 30, 2023, an increase of $7.2 million, or 6.9%. The increase is primarily driven by an increase of $9.4 million in volume and change in product mix, and an increase of $3.0 million due to the inclusion of online sales platform fees for the three months ended September 30, 2024, partially offset by a $5.7 million unfavorable year-over-year pricing comparison, as the overall pricing environment remains competitive especially in the distributor channel.
Cost of goods sold
Cost of goods sold was $69.3 million for the three months ended September 30, 2024 compared to $66.6 million for the three months ended September 30, 2023, an increase of $2.7 million, or 4.0%. The increase was primarily driven by an increase in ocean freight and duty costs of $1.4 million as a result of increased import volume coupled with higher freight container rates, and the inclusion of $0.7 million of production expenses primarily related to machinery repair and maintenance during the three months ended September 30, 2024.
Gross profit

Gross profit was $43.5 million for the three months ended September 30, 2024 compared to $38.9 million for the three months ended September 30, 2023, an increase of $4.6 million, or 11.7%. Gross margin for the three months ended September 30, 2024 was 38.6% compared to 36.9% for the three months ended September 30, 2023. Gross margin for the three months ended September 30, 2024 included a net favorable impact of 110 basis points from the adjustments to net sales related to online platform fees and cost of goods sold related to production expenses, as discussed above. Compared to the three months ended September 30, 2023, gross margin for the three months ended September 30, 2024 benefited from lower product pricing as product costs as a percentage of net sales decreased to 49.6% from 52.8% during the three months ended September 30, 2023. This is primarily due to more favorable vendor pricing and increased import as a percentage of total product mix, in keeping with our asset-light strategy. At the same time, gross margin during the three months ended September 30, 2024 was negatively impacted by the increase in ocean freight and duty costs, as discussed above, which as a percentage of net sales increased from 7.9% during the three months ended September 30, 2023 to 8.6%.
Operating expenses

Operating expenses were $32.2 million for the three months ended September 30, 2024 compared to $27.6 million for the three months ended September 30, 2023, an increase of $4.7 million, or 16.9%. Operating expenses for the three months ended September 30, 2024 included $3.0 million of online sales platform fees. Additionally, rent and warehouse expenses increased $1.3 million due to the opening of new distribution centers in late 2023 and early 2024 and a higher rate on our Chino, California facility lease extension, shipping and transportation costs increased $1.2 million primarily as a result of the volume increase, and marketing expense increased $0.5 million as we increased online marketing efforts to grow our e-commerce sales channel. These increases in operating expenses were partially offset by a decrease of $0.7 million from the inclusion of production expenses in cost of goods sold for the three months ended September 30, 2024, and a decrease of $0.3 million in professional expenses primarily due to transaction costs incurred during the three months ended September 30, 2023 in connection with the secondary offering. See Note 16 — Secondary Offering for further information.

Operating income

Operating income was $11.3 million for the three months ended September 30, 2024 compared to $11.4 million for the three months ended September 30, 2023, a decrease of $0.1 million, or 1.0%. The decrease was primarily due to an increase in operating expenses of $4.7 million, partially offset by an increase in gross profit of $4.6 million, as discussed above.
Other income, net

Other income, net was $0.6 million for the three months ended September 30, 2024 compared to $0.7 million for the three months ended September 30, 2023, a decrease of $0.1 million, or 11.3%. Other income, net for the three months ended September 30, 2024 included a loss on foreign currency transactions of $0.3 million, compared to a gain on foreign currency transactions of $0.5 million for the three months ended September 30, 2023. At the same time, interest income increased $0.3 million, primarily from the increase in our certificates of deposit investments, and rental income increased $0.3 million primarily from the sublease of our City of Industry warehouse.
Provision for income taxes

Provision for income taxes was $2.6 million for the three months ended September 30, 2024 compared to $2.9 million for the three months ended September 30, 2023, a decrease of $0.3 million, or 10.6%. The Company’s effective tax rate was 21.9% for the three months ended September 30, 2024 compared to 24.1% for the three months ended September 30, 2023, primarily due to the change in the non-taxable non-controlling interest income.
Net income
Net income was $9.3 million for the three months ended September 30, 2024 compared to $9.1 million for the three months ended September 30, 2023, an increase of $0.1 million, or 1.3%. The increase was primarily driven by a reduction in the provision for income taxes of approximately $0.3 million, partially offset by a decrease in operating income of $0.1 million, and other income, net of $0.1 million, as discussed above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net sales
Net sales were $321.0 million for the nine months ended September 30, 2024 compared to $310.1 million for the nine months ended September 30, 2023, an increase of $10.9 million, or 3.5%. Net sales for the nine months ended September 30, 2024 was understated by $0.7 million, which represented products shipped and recognized as revenue in 2023 and not delivered until 2024. See further discussion about the Company's revenue recognition in Note 2 — Summary of Significant

Accounting Policies. Including this impact, the year-over-year increase in net sales is primarily driven by an increase of $22.9 million in volume and change in product mix, and an increase of $8.0 million due to the inclusion of online sales platform fees for the nine months ended September 30, 2024, partially offset by $20.3 million unfavorable year-over-year pricing comparison, as the overall pricing environment remains competitive especially in the distributor channel.
Cost of goods sold
Cost of goods sold was $196.5 million for the nine months ended September 30, 2024 compared to $191.1 million for the nine months ended September 30, 2023, an increase of $5.4 million, or 2.8%. Cost of goods sold for the nine months ended September 30, 2024 was understated by $0.4 million related to products shipped and recognized as cost of goods sold in 2023 and not delivered until 2024, as discussed above. Including this impact, the year-over-year increase in cost of goods sold was primarily driven by an increase in freight and duty costs of $5.5 million as a result of increased import volume coupled with higher freight container rates, as well as an increase in inventory reserve adjustment of $0.3 million. Additionally, cost of goods sold during the nine months ended September 30, 2024 included $1.9 million of production expenses primarily related to machinery repair and maintenance. These increases were partially offset by a decrease in inventory adjustments and write-offs of $2.1 million as the nine months ended September 30, 2023 included more inventory write-offs from expired products and a write-off of $1.7 million of raw materials as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations.
Gross profit

Gross profit was $124.5 million for the nine months ended September 30, 2024 compared to $118.9 million for the nine months ended September 30, 2023, an increase of $5.6 million, or 4.7%. Gross profit for the nine months ended September 30, 2024 was understated by $0.3 million related to products shipped and recognized as revenue and cost of goods sold in 2023 and not delivered until 2024, as discussed above. Gross margin increased to 38.8% for the nine months ended September 30, 2024 from 38.4% for the nine months ended September 30, 2023. Gross margin for the nine months ended September 30, 2024 included a net favorable impact of 90 basis points from the adjustments to net sales related to online platform fees and cost of goods sold related to production expenses, respectively, as discussed above. Compared to the nine months ended September 30, 2023, gross margin for the nine months ended September 30, 2024 benefited from lower product pricing as product costs as a percentage of net sales decreased to 49.9% from 52.2% during the nine months ended September 30, 2023. This is primarily due to more favorable vendor pricing and increased import as a percentage of total product mix, in keeping with our asset-light strategy. Additionally, gross margin improved 70 basis points as the nine months ended September 30, 2023 included more inventory write-offs from expired products and a write-off of $1.7 million of raw materials as we disposed of certain machinery and equipment in executing the plan to scale back production in certain locations, as discussed above. At the same time, gross margin during the nine months ended September 30, 2024 was negatively impacted by the increase in freight and duty costs, as discussed above, increasing to 8.2% from 6.7% during the nine months ended September 30, 2023.
Operating expenses

Operating expenses were $94.0 million for the nine months ended September 30, 2024 compared to $81.5 million for the nine months ended September 30, 2023, an increase of $12.5 million, or 15.4%. Operating expenses for the nine months ended September 30, 2024 included $8.0 million of online sales platform fees, $2.0 million of non-cash impairment of a ROU asset resulting from the sublease of our City of Industry warehouse in California, as we optimized our distribution footprint in the southwest region with the opening of a new warehouse in Mesa, Arizona, and $0.5 million from loss on disposal of machinery in the normal course of business. In comparison, operating expenses for the nine months ended September 30, 2023 included impairment expense and loss on disposal of machinery of $2.2 million due to executing the plan to scale back production in the U.S.. At the same time, rent and warehouse expenses increased $3.9 million from the opening of new distribution centers in late 2023 and early 2024 and a higher rate on our Chino, California facility lease extension, marketing expense increased $1.2 million as we increased online marketing efforts to grow our e-commerce sales channel, stock-based compensation expense increased $1.0 million, and bad debt expense increased $0.5 million in bad debt expense. Such increases were partially offset by a decrease of $1.9 million from the inclusion of production expenses in cost of goods sold for the nine months ended September 30, 2024.

Operating income

Operating income was $30.5 million for the nine months ended September 30, 2024 compared to $37.5 million for the nine months ended September 30, 2023, a decrease of $7.0 million, or 18.7%. The decrease was primarily due to an increase in operating expenses of $12.5 million, partially offset by an increase in gross profit of $5.6 million, as discussed above.
Other income, net

Other income, net was $1.9 million for the nine months ended September 30, 2024 compared to $0.6 million for the nine months ended September 30, 2023, an increase of $1.3 million, or 221.1%. The increase was primarily due to an increase of $0.7 million in rental income from the sublease of our City of Industry warehouse, and an increase of $0.7 million in interest income from our investments in certificates of deposit.
Provision for income taxes

Provision for income taxes was $7.4 million for the nine months ended September 30, 2024 compared to $9.0 million for the nine months ended September 30, 2023, a decrease of $1.6 million, or 18.0%. The Company’s effective tax rate was 22.9% for the nine months ended September 30, 2024 compared to 23.8% for the nine months ended September 30, 2023, primarily due to the change in the non-taxable non-controlling interest income.
Net income

Net income was $25.0 million for the nine months ended September 30, 2024 compared to $29.0 million for the nine months ended September 30, 2023, a decrease of $4.0 million, or 13.9%. The decrease was primarily driven by a decrease in operating income of $7.0 million, partially offset by an increase in other income, net of $1.3 million, and a decrease in the provision for income taxes of $1.6 million, as discussed above.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a financial measure calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) secondary offering transaction costs, (vii) write-off of certain inventory items outside the normal course of business, (viii) impairment expense and (gain) loss, net, on disposal of machinery outside the normal course of business, and (ix) operating right-of-use asset impairment. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.
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
Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Three Months Ended September 30,
Reconciliation of Adjusted EBITDA (unaudited)	2024		2023
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$9,262	8.2%	$9,140	8.7%
Add (deduct):
Interest income	(770)	(0.7)	(454)	(0.4)
Interest expense	535	0.5	536	0.5
Provision for income taxes	2,597	2.3	2,904	2.8
Depreciation and amortization	2,691	2.3	2,708	2.6
Stock-based compensation expense	400	0.4	250	0.2
Secondary offering transaction costs (1)	—	—	453	0.4
Gain, net, on disposal of machinery (2)	—	—	(310)	(0.4)
Adjusted EBITDA	$14,715	13.0%	$15,227	14.4%

	Nine Months Ended September 30,
Reconciliation of Adjusted EBITDA (unaudited)	2024		2023
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$24,965	7.8%	$29,003	9.4%
Add (deduct):
Interest income	(1,734)	(0.5)	(1,040)	(0.3)
Interest expense	1,607	0.5	1,516	0.5
Provision for income taxes	7,413	2.3	9,045	2.9
Depreciation and amortization	7,980	2.5	8,058	2.6
Stock-based compensation expense	1,715	0.5	743	0.2
Secondary offering transaction costs (1)	—	—	453	0.1
Write-off of inventory (2)	—	—	1,710	0.6
Impairment expense and loss, net, on disposal of machinery (2)	—	—	2,135	0.6
Operating right-of-use asset impairment	1,993	0.6	—	—
Adjusted EBITDA	$43,939	13.7%	$51,623	16.6%
(1) Secondary offering transaction costs represent legal and professional fees incurred in connection with the completion of the secondary offering, which were directly related to the offering and were incremental to our normal operating expenses.
(2) The write-off of inventory and impairment expense and (gain) loss, net, on disposal of machinery represent amounts recognized in connection with the scaling back of production in certain locations. As part of the execution of this strategy, certain machinery and equipment was disposed of or impaired, and raw materials associated with those machinery and equipment were written-off.

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
As described in Note 6 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 14, 2023, we amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%. On June 20, 2023, we further amended the Line of Credit which increased the standby letter of credit sublimit from $2.0 million to $5.0 million. As of September 30, 2024, the amount issued under the standby letter of credit was $3.8 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $36.2 million.
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
Additionally, as of September 30, 2024, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
As of September 30, 2024, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of September 30, 2024, we had no borrowing on the Line of Credit, $27.8 million in outstanding balance under the 2027 Term Loan, and $21.1 million in outstanding balance under the 2026 Term Loan.
As discussed in Note 15 — Commitments and Contingencies to the condensed consolidated financial statements, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. We are in the process of assessing further appeal options. Although we currently have an import duty liability reserve of $3.0 million as of September 30, 2024, the amount of the final payments could vary significantly from this estimate.
Additionally, as described in Note 17 — Subsequent Events to the condensed consolidated financial statements, on November 5, 2024, our Board of Directors declared another regular quarterly cash dividend of $0.40 per share on our common stock, which will be paid on or around November 29, 2024 to shareholders of record at the close of business on

November 20, 2024. Prior to this, we paid out regular quarterly and special cash dividends totaling 23.0 million in the current fiscal year.
As disclosed in Note 2 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K filed on March 15, 2024, both Lollicup and Global Wells are recipients of certain government grants, which totaled $1.5 million and $1.3 million, respectively, as of September 30, 2024. We have not yet recognized such grants as other income until there is reasonable assurance that both entities have complied with all grant conditions and the grants will be received. These conditions include requiring the facility in Rockwall, Texas to maintain a certain minimum tax value for 5 years calendar years through 2024 (the “Required Period”), continue operations in the facility for the Required Period, have a minimum number of full time equivalent employees with a minimum average annual gross wage employed in the operation of the facility in the Required Period, and promise to not engage in a pattern or practice of unlawful employment of aliens during the Required Period. We believe we have continued to comply and will continue to comply with all such grant requirements through the end of the contingency period of December 31, 2024.
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
Liquidity Position
The following table summarizes total current assets, liabilities and working capital at September 30, 2024 compared to December 31, 2023:

	September 30, 2024	December 31, 2023	Change
	(in thousands)
Current assets	$170,089	$154,929	$15,160
Current liabilities	54,479	44,401	10,078
Working capital	$115,610	$110,528	$5,082
As of September 30, 2024, we had working capital of $115.6 million compared to $110.5 million as of December 31, 2023, representing an increase of $5.1 million, or 4.6%. The improvement in working capital was driven by an increase of $15.2 million in current assets partially offset by an increase of $10.1 million in current liabilities. Within current assets, cash and cash equivalents and short-term investments increased $11.0 million, as our operating activities continued to generate strong cash flows. Accounts receivable increased $6.1 million as a result of stronger sales in the three months ended September 30, 2024 compared to the three months ended December 31, 2023. Such increases were partially offset by a decrease in prepaid expenses and other current assets of $1.4 million resulting from the decrease in tax receivables, and a decrease in inventories of $0.6 million. The increase in current liabilities was primarily driven by an increase in operating lease liabilities, current portion of $3.8 million primarily from a higher rate on our Chino facility lease renewal, an increase in accounts payable and related party payables of $3.6 million, and an increase in accrued expenses of $2.2 million.
Cash Flows
The following table summarizes cash flow for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$39,732	$43,088
Net cash provided by (used in) investing activities	1,820	(21,341)
Net cash used in financing activities	(25,725)	(9,626)
Net change in cash and cash equivalents	$15,827	$12,121
Cash flows provided by operating activities. Net cash provided by operating activities was $39.7 million for the nine months ended September 30, 2024, primarily the result of net income of $25.0 million, adjusted for certain non-cash items totaling $19.3 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, ROU asset impairment, stock-based compensation, loss on disposal of fixed assets, write-off of inventory, and adjustments to inventory reserve. In addition, cash decreased $4.5 million from changes in working capital, which included a decrease of $6.3 million from an increase in accounts receivable from higher sales, a decrease of $4.5 million from reduction in operating lease liabilities, a decrease of $0.9 million from inventory build-up, and a decrease of $0.4 million from a reduction in deferred revenue. These decreases were partially offset by an increase of $4.2 million from higher accounts and related party payables, an increase of $2.2 million from higher accrued expenses, and a decrease of $1.4 million in prepaid expenses and other current assets primarily resulting from the reduction of tax receivables.
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
Cash flows provided by (used in) investing activities. Net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2024, which primarily included $38.6 million in redemptions of short-term investments, partially offset by $33.6 million in purchases of short-term investments, $2.6 million of deposits paid for the purchase of property and equipment, and $0.7 million paid to directly purchase property and equipment.
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
Cash flows used in financing activities. Net cash used in financing activities was $25.7 million for the nine months ended September 30, 2024, which primarily included $23.0 million of cash dividends paid to shareholders, $2.3 million paid for the redemption of a non-controlling member' interest in Global Wells, and $0.8 million of payments towards long-term debt, partially offset by cash proceeds of $0.4 million received from the exercise of stock options.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses described in Part II—Item 9A of the Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Refer to Management’s Annual Report on Internal Control Over Financial Reporting in Part II—Item 9A of the Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024 for a description of the material weaknesses. The same material weaknesses continue to exist as of September 30, 2024. Each of the material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses identified did not result in any material misstatements of the Company’s financial statements or disclosures for any prior or current reporting periods, but did result in immaterial misclassification adjustments to net sales, cost of goods sold, selling expenses and general and administrative expenses with no impact on net income for the quarter and year ended December 31, 2023 and an immaterial adjustment to deposits as of December 31, 2023. Management does not believe that they had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

•Continued to enhance control procedures around the monitoring and validating of information produced by the company (“IPC”) supporting the performance of key controls including change management review procedures.

•Further expanded its user access review procedures to all key applications and relevant infrastructures that impact internal control over financial reporting.

•Enhanced user access control procedures by implementing additional review from the CFO for all new privileged users.

Actions Taken During the Three Months Ended September 30, 2024

The following remedial actions were taken in the third quarter of the current fiscal year:

•Launched a new internally-developed management system which streamlined and centralized the workflow around user provisioning and deprovisioning and further expanded and enhanced deprovisioning review procedures.

•Enhanced control procedures around the completeness and accuracy of IPC used in supporting the performance of key controls. Restricted access to making changes to the IPC to only IT administrators, and enhanced the IT change management process to include changes to IPC.

•Implemented and expanded periodic review procedures of user rights and permissions across all key applications to assess segregation of duties.

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

Changes in Internal Control Over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the nine months ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.
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

DATE: November 8, 2024	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)