Form 10-K
period 2024-12-31
Karat Packaging Inc.
filed 2025-03-14
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $204,124,008, based on the closing price of the registrant’s common stock on that date.

As of March 10, 2025, the number of shares of common stock, $0.001 par value, outstanding was 20,036,505 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•the impact of escalating global trade tensions and the adoption or expansion of tariffs and trade restrictions;
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
•fluctuations in freight carrier costs related to the shipment of our products;
•the effects of public health crises including pandemics;
•our ability to attract and retain skilled personnel and senior management; and
•other risks and uncertainties described in Part I, Item 1A. "Risk Factors".

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

Our Company

We are a rapidly-growing and nimble distributor and manufacturer of disposable foodservice products and related items, including food and take-out containers, bags, boxes, tableware, cups, lids, cutlery, straws, specialty beverage ingredients, gloves, janitorial supplies, and other products. Our products are available in plastic, paper, biopolymer-based, and other compostable forms. We are a leader in product innovation, offering a growing line of environmentally-friendly products to our customers, who are increasingly focused on sustainability. We also offer customized solutions to our customers, including new product development, design, printing and logistics services.

We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of products sourced from a diversified global network of over 140 vendors, complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in evolving economic environments to drive operating efficiency and sustained margin expansion. Starting in 2023 and continuing into 2024, in light of the rising domestic labor and other operating costs and dropping ocean freight rates, we executed a strategy to pivot into a more asset-light model by increasing imports and scaling back domestic manufacturing. At the same time, we have expanded our vendor network by prioritizing strong partnerships with reliable and cost-efficient sources. This has enabled us to diversify our supplier base, minimize reliance on individual suppliers, enhance the resilience of our supply chain, expand our margin and improve our operating cash flows. While we largely maintained our manufacturing infrastructure, we disposed of certain production machinery and related raw materials and reduced our production workforce. Although we expect manufacturing to remain a relatively small portion of our sales mix going forward, we plan to keep manufacturing capabilities domestically to retain our nimble business model. For the year ended December 31, 2024, manufacturing accounted for approximately 11% of our net sales, down from 20% in the prior year.

Our customers include a wide variety of national and regional distributors, restaurant and supermarket chains, retail establishments and online customers. Our products are well suited to address our customers’ needs towards take-out and food delivery orders. Our diverse and growing blue chip customer base includes well-known fast casual chains such as Applebee’s Neighborhood Grill + Bar, Chili’s Grill & Bar, PF Chang's China Bistro, Chipotle Mexican Grill, and Corner Bakery Cafe, and fast food chains such as The Coffee Bean & Tea Leaf, El Pollo Loco, In-N-Out Burger, Jack in the Box, Panda Express, and Raising Cane’s Chicken Fingers. Additionally, in 2024, we initiated a strategic emphasis on expanding into the supermarket segment. We have gained prominent grocery chain customers such as Albertsons and H-E-B, and we expect this sector to be one of the most significant growth drivers for our business. As our capabilities, product offering and footprint expand, we aim to broaden our reach to national and regional airlines, entertainment venues, and other non-restaurant customers. Our increasingly strong brand recognition in the foodservice industry, nimble operations and scaled distribution position us strongly for new customer acquisition and continued wallet share expansion with existing customers. For the years ended December 31, 2024 and 2023, no single customer represented more than 10% of our revenue.

We are an omni-channel provider and have made significant investments in e-commerce, distribution network, technology, supply chain, and customer initiatives, such as online ordering and same day pickup. We operate our e-commerce channel through our company storefront at www.lollicupstore.com and through our mobile app, available for download on both Apple and Android platforms, as well as third-party storefronts on Amazon, Walmart, eBay, and TikTok. Our e-commerce platforms allow us to offer our entire range of products for online procurement and cross market other products to our customers. These platforms also provide us with the opportunity to continue our expansion into the business-to-consumer ("B2C") market in addition to the business-to-business ("B2B") small retailer customers that we have traditionally served. We have elevated our focus on servicing the B2C market by sourcing products tailored for and geared toward these end-users. We have continued to invest in expanding our e-commerce team and improving and scaling our online marketing efforts. Our e-commerce channel, which typically carries a higher margin, significantly outperformed all other channels in year-over-year revenue growth in 2024, and we believe the e-commerce channel will continue to be a key growth driver in our business.

We classify our customers into four categories: distributors, national and regional chains, retail and e-commerce/online.

•    Distributors: national and regional distributors across the U.S. that purchase our products and provide a channel to offer our products to restaurants, offices, schools, government entities and other end users.

•    National and regional chains: typically fast casual, fast food restaurants, and supermarket chains with locations across multiple states to which we supply specified products. We enter into floor stocking agreements with a subset of our national and regional chains customers, providing some visibility into future revenue.

•    Retail: primarily regional bubble tea shops, boutique coffee shops, frozen yogurt shops and small mom-and-pop restaurants that often purchase our specialty beverage ingredients and related items. This channel also includes a small amount of revenue generated from logistic and transportation services provided to customers.

•    E-commerce/Online: small businesses, often with only one or two locations, as well as customers who purchase for personal use.

The diversity of our customer types allows us to maintain a broad product offering while providing us with the ability to source products efficiently, as we are able to sell many products across multiple customer segments. We expect a large proportion of our future growth to come from national and regional chains and distributors, as well as our higher margin online customers. We believe that the current industry environment and regulatory landscape has accelerated the shift in consumer preferences towards take-out orders, food delivery, and eco-friendly sustainable products, which we expect to continue in the foreseeable future.

As we broaden our reach and expand into new geographic areas, we have taken significant steps to strengthen our sales force and to scale our distribution network. We have added new sales representatives and regional managers to ensure localized expertise and better customer engagement in key markets. Additionally, we recognize the value of internal growth and development within our organization, exemplified by the promotion of our inaugural Chief Revenue Officer in 2023 as well as regional sales directors. These strategic appointments underscore our commitment to fostering leadership from within and aligning our sales strategy with long-term growth objectives. Together, these efforts position us to drive sales performance and deepen our market presence.

We continued to significantly expand our distribution network, which we view as one of the key growth drivers of our business. We currently operate manufacturing facilities and distribution centers in Chino, California, Rockwall, Texas and Kapolei, Hawaii. In addition, we have distribution centers located in Branchburg, New Jersey; Puyallup, Washington; Summerville, South Carolina; Kapolei, Hawaii; Sugar Land, Texas; Aurora, Illinois; and Mesa, Arizona. In the past 24 months, we opened new warehouses in Mesa, Arizona, Sugar Land, Texas and Aurora, Illinois, adding over 232,000 square feet of distribution space. Further, as described in Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on March 3, 2025, we entered into a lease agreement for an additional 187,000 square foot distribution center in Chino, California, to support our anticipated growth. We are currently in the process of setting up this location to be fully operational by the second quarter of 2025. Additionally, we also racked up more areas in existing warehouses, with over 50,000 square feet of new racked space added in 2024 and 2023 combined. Our distribution and fulfillment centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Phoenix, Dallas, Houston, Seattle, Atlanta and Honolulu metro areas.

Competitive Strengths

We believe the following strengths fundamentally differentiate us from our competitors and drive our success:

Extensive portfolio of disposable foodservice products

We leverage our diversified global supplier network and domestic production capabilities to offer customers a wide selection of single-use disposable foodservice products and specialty food and beverage products with over 6,900 SKUs across a broad range of product categories. Key offerings include food and take-out containers, bags, boxes, tableware, cups, lids, cutlery and straws, boba tea supplies and coffee drinks. Our strong relationships with our suppliers allow us to offer customers products that preserve the high food quality and meet the unique needs of their business. Furthermore, these supplier relationships allow us to offer custom-branded and custom-designed products with fast turnaround times and at competitive prices, providing them with both breadth of products and flexibility.

Pioneering the way for sustainability with a growing focus on eco-friendly products

Our commitment to pursuing environmental sustainability is exhibited in many aspects of our business. We believe we are amongst the leading companies in the supply of eco-friendly disposal foodservice products in the United States. Since our inception, we have made the conscious choice to never use Styrofoam in any of our products. In 2008, we established Karat Earth® as an eco-friendly line of foodservice products, including food and take-out containers, bags, boxes, tableware, cups, lids, cutlery and straws. This special catalog of products are largely made from renewable resources that are commercially compostable. Karat Earth® supplements our eco-friendly offerings within our other product lines. We intend to invest further in research and development for our Karat Earth® line to significantly expand our product offering to meet the needs of our customers and the evolving regulatory landscape. We have seen continued growth in our eco-friendly product line, with sales from these products increasing to 33.6% of our total sales for the year ended December 31, 2024, compared to 32.7% in the previous year.

Growing blue-chip customer base across various channels

We sell and distribute our products to a variety of customers nationwide including national and regional distributors, restaurant and supermarket chains, retail establishments and online customers. We have a successful track record of winning new customers and significantly growing wallet shares with our customers. Our diverse and growing blue chip customer base includes well-known fast casual chains such as Applebee’s Neighborhood Grill + Bar, Chili’s Grill & Bar, PF Chang's China Bistro, Chipotle Mexican Grill, and Corner Bakery Cafe, fast food chains such as The Coffee Bean & Tea Leaf, El Pollo Loco, In-N-Out Burger, Jack in the Box, Panda Express, and Raising Cane’s Chicken Fingers. Compared to 2020 prior to our IPO, we have grown our chain accounts by more than 10 folds with revenue up 33%. We have also recently added certain prominent supermarket chains such as Albertsons and H-E-B in our customer base, as our efforts to expand into this section started to come to fruition. As our capabilities, product offering and footprint expand, we aim to continue to focus on the growth in the supermarket sector and broaden our reach to national and regional airlines, entertainment venues, and other non-restaurant customers.

Scaled distribution with diversified global sourcing and flexible domestic production capabilities

We leverage our diversified global supplier network to offer customers a wide selection of single-use disposable foodservice products. These supplier relationships allow us to offer custom-branded and custom-designed products with fast turnaround times and at competitive prices. Over time, we have strategically reduced our reliance on suppliers in China for imported goods to approximately 20% of our global purchases, diversifying our sourcing to countries with more favorable trade conditions and minimal tariffs, such as Taiwan, which accounted for more than 50% of our global sourcing for the year ended December 31, 2024. This approach has allowed us to improve the cost-efficiency in our supply chain. We have significantly grown our inventory sourcing network from only a handful of vendors initially to over 140 active vendors by the end of 2024.

Domestically, our California, Texas and Hawaii facilities have a portion of operational capacity dedicated to manufacturing capabilities. For the year ended December 31, 2024, approximately 11% of our revenues were generated from the sale of products manufactured in-house. We view distribution as our primary focus and growth driver while our manufacturing capabilities as a complement to the base distribution business. This approach allows us to procure products at competitive prices, maintain disciplined cost management, and enhance supply chain resilience.

We consider our increasingly sophisticated logistics capabilities and expanded distribution network to be an important core competency and key differentiator from our competitors. Among the total of ten distribution centers, three were newly opened in the past 24 months located in Mesa, Arizona, Sugar Land, Texas, and Aurora, Illinois. We are also in the process of setting up an additional warehouse in Chino, California to be fully operational by the second quarter of 2025, as described in Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Further, we racked up over 50,000 square feet of additional space within existing warehouses over the past two years to allow for better management and fulfillment of products. We own a fleet of 41 trucks (including some that are refrigerated to transport frozen food item), 44 trailers, 13 bobtails, and 47 chassis, and as of December 31, 2024, employed 40 drivers in our logistics division. Our national distribution and logistics capacity allows us to provide efficient and cost-

effective distribution to customers and reduce reliance on third-party logistics providers. We intend to continue to enhance our distribution capabilities via opening of additional distribution centers in strategic locations across the U.S. and expanding our distribution fleet and workforce.

Experienced and highly-driven management team with the focus on achieving attractive financial profile

We have assembled a strong executive management team to lead our company in its next phase of growth, supported by a deep bench of functional area leads across the organization. Our co-founders Alan Yu and Marvin Cheng, have worked together for over 20 years to aggressively drive growth across the business. Daniel Quire joined us in 2018 and was appointed Chief Revenue Officer in 2023, helping to provide leadership to our sales term, lead our customer acquisition and engagement initiatives, and expand our market presence. Our Chief Financial Officer, Jian Guo, joined us in 2022, bringing years of public company experience to bolster our finance and accounting functions. Under the leadership of our highly-driven management team, the Company has navigated various operational challenges in a dynamic global business environment and has demonstrated the ability to deliver industry-leading financial performance in recent periods, highlighted by strong gross margin expansion and robust cash flow generation.

Growth Strategy

Our goal is to become a leading provider to a broad set of customers for all of their disposable foodservice products and related needs. We plan to continue to grow our business and increase our profitability through the following key initiatives:

Disrupt the traditional foodservice supply chain

The traditional foodservice supply chain consists of manufacturers selling through a multi-layer distribution and logistics network before the product reaches the end customer. As a full service distributor ourselves, we provide products directly to the end user, eliminating the need for the traditional multi-layer supply chain. In recent years, we have committed to enhancing our operational efficiency and customer satisfaction by strategically opening new distribution centers near key metropolitan areas in the United States. This initiative aims to optimize inventory distribution, reduce lead times for inter-warehouse transfers, expedite order fulfillment, and improved service reliability, all of which strengthen our competitive advantage.

Continue to build our e-commerce distribution channel

We believe there is an opportunity to continue to significantly grow our higher margin e-commerce business and we intend to do so by continuing to make investments in people, distribution capabilities, marketing, and technology. In 2023, we upgraded our company e-commerce platform, which not only enabled us to improve our storefront from an operational standpoint, but also allowed for the integration of multiple applications and extensions to enhance user experience. In 2024, we expanded our online presence to TikTok, adding to our existing list of third-party storefronts which already included Amazon, Walmart, and eBay. Our e-commerce platforms allow us to offer our entire range of products for online procurement and enable us to cross market other products to our customers. These platforms also provide us with the opportunity to continue our expansion into the B2C market in addition to the B2B small retailer customers that we have traditionally served. We have elevated our focus on servicing B2C market by sourcing products tailored for and geared toward these end users. We also further expanded our e-commerce team and improved and scaled our online marketing efforts. All of these initiatives allowed us to increase the number of online orders by approximately 48% in 2024 compared to prior year. Our e-commerce channel also significantly outperformed all other channels in year-over-year revenue growth in 2024, and we believe the e-commerce channel will continue to be a key growth driver in our business.

Grow our base business with incremental revenue from existing customers

We have historically achieved tremendous success in gaining wallet-share with existing accounts once we won new customers. We intend to continue to drive growth by increasing penetration within our existing customer base. We believe there is an opportunity to offer additional product lines allowing us to become a true “one-stop” supplier. Our reputation of being a reliable supplier with strong customer service and competitive prices has led to consistent requests for proposals from our existing customers as they look for new and innovative products and diversify their supplier base. We have historically experienced consistently high customer retention rates as a result of our product offerings and dedication to our customers. For the year ended December 31, 2024, revenue from our top 10 customers, as measured by the amount of revenue in the current year, increased 6.6% year-over-year, as we continued to expand wallet share with existing customers. Our major customer retention rate, defined as year-over-year retention of our top 100 customers, was 100%.

Expand our customer base via new capabilities, geographies, products, services and end markets

We believe our addressable market is substantial in size and continues to grow as food delivery businesses like Grubhub, Uber Eats, DoorDash and others expand the demand for take-out and at-home disposable foodservice products. We plan to continue to add new experienced sales team members to broaden our reach, expand into new geographic areas, and continue to focus on customer engagement.

We are committed to continuously evaluating and expanding our product and service offerings to meet evolving customer needs and enter new markets. For example, our strategic focus on penetrating the supermarket segment in 2024 yielded significant results, with the win of new supermarket business from customers such as Albertsons and H-E-B, which not only expanded our market reach but also provided valuable exposure to a large consumer base actively seeking convenient, sustainable, and often single-use food packaging solutions for use in their deli counters, prepared foods sections, bakery, and on-premise dining areas. This success validates our capabilities and highlights the immense growth opportunity within supermarkets. As we continue to build on this momentum, the supermarket segment will remain a key area of focus for ongoing expansion and development in the coming years.

We are also actively exploring opportunities to broaden our reach in additional sectors, including airlines, entertainment venues, and other non-traditional foodservice sectors. These markets present significant potential to grow our business through the introduction of new products such as fruit and vegetable trays, food and snack containers, and other related items.

Expand distribution network to support growth

We have made solid strides towards expanding our distribution footprint and capabilities in the United States, which has enhanced our inventory management, improved customer service and positioned us for continued market penetration and growth. In the past 24 months, we invested in the significant expansion of our distribution capabilities by adding over 232,000 square feet of distribution space through the opening of three new warehouses; Mesa, Arizona in 2024 and Sugar Land, Texas and Aurora, Illinois in 2023. Further, as described in Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on March 3, 2025, we entered into a lease agreement for an additional 187,000 square foot distribution center in Chino, California, to support our anticipated growth. We are currently in the process of setting up this location to be fully operational by the second quarter of 2025. Additionally, we racked up additional areas in existing warehouses, with over 50,000 square feet of new racked space added in 2024 and 2023 combined. We look to continue the expansion of our distribution footprint and capabilities to strategically support our planned growth across the United States.

Continue to develop new, innovative eco-friendly products

As part of our growth strategy, we are focused on significantly increasing our eco-friendly product sales in the years ahead. Environmental sustainability is a top priority as we strengthen our position as a leading supplier of eco-friendly disposable foodservice products in the United States. Our Karat Earth® line features products primarily made from renewable resources that are commercially compostable. We are dedicated to continuous investment in research and development to broaden and enhance this product line. As of December 31, 2024, our portfolio of eco-friendly products has grown to over 550 SKUs, up from approximately 500 the previous year. Looking forward, we remain focused on further expanding this segment, including the upcoming launch of a new line of recycled PET cups and lids, made with more than 25% recycled resin material. Additionally, we have also seen continued growth in our eco-friendly product sales, which now represent 33.6% of total sales for the year ended December 31, 2024, up from 32.7% the previous year. Through these initiatives, we aim to support our customers’ sustainability goals while continuing to drive growth in our eco-friendly product offerings, making this an essential focus for us in the coming years.

Pursue strategic acquisitions

We evaluate and consider potential business acquisitions in order to expand the breadth of our existing infrastructure, product offerings, expertise, supply chain network, and operating efficiencies. Management is constantly assessing and identifying businesses that align with our strategic goals, seeking opportunities to acquire companies that bring complementary technologies, innovative capabilities, or niche market expertise. Additionally, the potential to acquire existing and new suppliers, particularly in the U.S., may further reduce our reliance on the Asian supply chain, creating more diversified sourcing options for our customers. By acquiring businesses with scalable models, we aim to enhance our competitive position, drive long-term growth, and unlock synergies that benefit all stakeholders.

Our Industry

The disposable foodservice products industry is substantial in size and rapidly growing. The primary categories of disposable foodservice products include food and take-out containers, bags, boxes, tableware, cups, lids, cutlery and straws. The large breadth and scope of products is reflected in the diverse nature of the industry participants, which range from large international conglomerates to smaller regional and niche businesses. As a result, the industry is represented by a large number of companies and remains highly fragmented. Similarly, end customers of the disposable foodservice products industry are equally diverse in composition. The primary purchasers of our products include fast casual restaurants, fast food chains, family dining restaurants, specialty drink establishments like bubble tea and coffee shops, convenience stores, and supermarkets.

In recent years, the industry has experienced several key trends, including the growing market for food delivery and take-out dining, new local and state regulations in light of an increasingly environmentally-conscious public, and growing consolidation within the disposable foodservice products industry. We believe that our growth strategies, as discussed above, will position us to achieve accelerated growth as such market trends continue.

Food delivery and take-out

In recent years, the surge in at-home dining and mobility-focused e-commerce has fueled rapid growth in food delivery and takeout services, transforming the foodservice landscape. As consumer preferences have evolved, foodservice establishments have realized that the at-home dining experience hinges not just on food quality but also on the packaging that ensures freshness, presentation, and convenience. Packaging plays an essential role in preserving the dining experience, with high-quality takeout containers, insulated bags, and other disposable products contributing significantly to customer satisfaction. Data from the National Restaurant Association shows that operators are increasingly acknowledging the importance of off-premises dining and making it a strategic priority. According to studies done by International Market Analysis Research and Consulting Group, the United States online food delivery market is expected to reach $68.6 billion by 2032. Foodservice establishments are increasingly prioritizing innovative, sustainable, and customized packaging solutions, aimed to replicate the in-restaurant dining experience at home while meeting rising consumer expectations for convenience, presentation, and environmental responsibility.

Governmental regulations

Environmental concerns regarding disposable products have resulted in a number of significant changes to the foodservice industry, impacting a wide range of our customers. Many cities, states and local governments have enacted or are actively working towards legislation that require businesses to manage the lifecycle of their products and packaging with the goal to incentivize companies to shift toward recyclable, compostable, or reusable materials. We expect this trend to continue on a national scale as foodservice establishments look to source alternative products that are considered more environmentally-friendly. We believe we are well positioned to benefit from increasing government regulation and green-initiative concerns, given our strong portfolio of sustainable products, including our Karat Earth® line and our continued commitment towards and investment in expanding such product offerings in the United States.

Industry consolidation

In the U.S. food packaging industry, mergers and acquisitions have been prominent, both in distribution and manufacturing. Larger companies typically broaden their product portfolio through the acquisition of established companies, rather than building out new product categories organically. As consolidation occurs, existing customers often find themselves facing challenges of changing product availability, discontinuations, increasing prices, support staff turnover and other potential transition-related challenges. These challenges can be highly disruptive to a customer’s business and as a result, the customers often seek out other stable and more reliable channels for product sourcing.

Our Products

Our scaled distribution with diversified global sourcing capabilities complemented by select domestic productions allow us to offer a wide selection of high-quality disposable foodservice products at competitive prices. We work in close collaboration with our customers to develop products to meet the needs unique to their individual businesses. This includes developing containers and food storage items that are both visually appealing and that deliver the best possible food quality and freshness. Additionally, we are able to custom print or label many of our products, to help our customers brand the at home dining experience of their customers. Our range of products include but are not limited to:

•    food and take-out containers;
•    bags;
•    boxes;
•    tableware;
•    cups;
•    lids,
•    cutlery,
•    straws,
•    specialty beverage ingredients;
•    gloves;
•    utensils;
•    janitorial and warehouse supplies; and
•    boba tea supplies and coffee drinks.

Karat Earth®

Our Karat Earth® product line represents a key component of our commitment to environmental sustainability and innovation. This specialty line features environmentally-friendly foodservice packaging solutions, with most products being plant or bio-based. These materials often align with stricter regulations and safety standards, minimizing chemical migration into food products and avoiding toxic substances like Bisphenol A (BPA) or phthalates, offering safer options for food contact. The product offerings under Karat Earth® are largely Biodegradable Products Institute (BPI) certified, ensuring alignment with recognized industry standards for commercial compostability. Many of the line’s plastic products are also made from polylactic acid (PLA), a biopolymer derived from plant sugars that is non-petroleum-based, non-volatile, non-toxic, and odorless upon incineration.

These attributes make Karat Earth® an effective option for customers seeking to demonstrate their dedication to environmental and social responsibility. We continue to invest in research and development for our Karat Earth® line to expand our product offering to meet the needs of our customers and the evolving regulatory landscape.

Our Distribution and Logistics Network

We effectively serve our customers across the United States through our growing distribution network. Our customers range from large multi-national restaurant chains to regional and smaller establishments. We also sell through restaurant supply companies that distribute products to a wide range of food-service establishments. We collaborate closely with both our vendors and customers to create an optimized logistics and supply chain network tailored to meet the unique needs of our customers' businesses.

We have established a scaled and flexible distribution and logistics system, with distribution centers strategically located throughout the United States. We offer multiple ordering channels, including telephone, email, electronic data interchange, Lollicup e-commerce store website and app, and storefronts on marketplaces such as Amazon, Walmart, eBay, and TikTok. Our delivery options to customers range from courier package services to same-day delivery on our own fleet. Our scaled and nimble logistics network has enabled our customers to place and receive orders based on their real-time business needs and effectively reduce inventory level and working capital requirements.

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

Our Corporate Structure

Set forth below is an organizational chart for the Company and its consolidated entities as of December 31, 2024:
Please see Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the agreements between Global Wells and us.

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

A recent peer-reviewed global study conducted by the American Association for the Advancement of Sciences found that less than 10 percent of plastics is recycled, meaning the vast majority of plastic waste ends up in landfills or the environment. Other studies indicated a large percentage of landfill waste in the United States is comprised of plastic containers and food-ware. Such striking statistics have prompted many state and city governments to enact regulations to cut down on plastic pollution. For example, in 2024, New Jersey introduced regulations focusing on increasing post-consumer recycled (PCR) content in packaging. These mandates include gradual increases in PCR content for various materials, such as plastic beverage bottles and rigid plastic containers, aligning with long-term sustainability goals. In 2023, both Rhode Island and Delaware passed bills that prohibited food service establishments from using polystyrene foam in their food packaging. In 2022, California passed legislation banning styrofoam starting January 1, 2025 and requiring all packaging in the state to be recyclable or compostable by 2032. A variety of individual cities have also passed their own complimentary ordinances to limit single-use plastic products. While more governments enact regulations to prevent and reduce waste that is harmful to the environment, more consumers are also actively taking steps towards being more sustainable, accelerating the demand for eco-friendly disposable products.

We have long prided ourselves in our commitment to environmental sustainability and innovation. As early as 2008, we established Karat Earth®, which is a specialty line featuring environmentally-friendly foodservice packaging solutions, with most products being plant or bio-based. These materials often align with stricter regulations and safety standards, minimizing chemical migration into food products and avoiding toxic substances like Bisphenol A (BPA) or phthalates, offering safer options for food contact. The product offerings under Karat Earth® are largely BPI certified, ensuring alignment with recognized industry standards for commercial compostability. Many of the line’s plastic products are also made from PLA, a biopolymer derived from plant sugars that is non-petroleum-based, non-volatile, non-toxic, and odorless upon incineration.

We continue to invest in research and development to expand our Karat Earth® product line and meet the growing demand for sustainable packaging solutions. As part of our broader sustainability initiatives, Karat Earth® supplements our other environmentally-friendly product lines, including paper items, strengthening our ability to deliver innovative, compliant, and market-responsive solutions. Through these efforts, we aim to support waste reduction, reduce reliance on non-renewable resources, and help customers achieve their sustainability goals while addressing broader environmental challenges. Our eco-friendly products made up 33.6% of total sales during the year ended December 31, 2024 compared to 32.7% during the prior year. As of December 31, 2024, we had over 550 SKUs of eco-friendly products that our customers could choose from, up from approximately 500 as of the prior year end. We are actively working on launching a new line of recycled PET cups and lids, which are made with more than 25% of recycled resin material.

Our Operations

In our manufacturing facilities in the United States, the production process involves intake of water, dischargement and recycling of waste as well as other disposal activities. As a Company, we place strong emphasis on water conservation and reducing water pollution. Outside of the required cooling of manufacturing machines and equipment after production cycles, our manufacturing process does not require large quantities of water. We ensure appropriate drainage and disposal of contaminated water, grease oil, and other chemicals discharged from our production activities in order to limit the pollution of valuable water sources. Reclamation is also a key consideration for us. Waste products from our production process are thoroughly inspected and checked for the potential of re-use or recyclability. Identified items are repackaged and sold or they are transferred to our local waste management facilities for proper disposal, thereby reducing waste and the use of landfill space. Some of our raw materials are also BPI certified. For over 20 years, the BPI certification has been the defining symbol of commercial compostability due to its rigorous testing standards. The BPI certification is the only third-party verification for compostable products in North America. For products that require use of plastic, we try to ensure that the resin we source is both BPA and PFA (or perfluoroalkyl and polyfluoroalkyl) free as these substances are known for their extreme persistence in the environment upon discharge.

Our commitment to sustainability is also demonstrated in our focus on recycling and reusing. For example, we utilize recycled resin material in our manufacturing process to reduce our reliance on virgin plastic. After production, any resin waste is meticulously washed and cleaned to remove contaminants, ensuring the recycled resin meets the required quality standards for reuse in our facilities. By using recycled resin, we reduce plastic waste, lower our carbon footprint, and contribute to the broader shift toward more sustainable solutions. Our warehouse departments have implemented the practice of reusing paper cardboard boxes and wooden pallets for inventory storage and shipments. We offer credits to certain customers that return and reuse wooden pallets. We train our warehouse and janitorial staff to properly dispose of and recycle all types of material including paper, plastic, and scrap metal. The utilization of trash compacting services has allowed us to minimize the frequency of waste pickups and also reduce landfill space. We have installed LED bulbs in light fixtures within both the warehouse and office space that are more efficient than their traditional fluorescent counterparts, often with timers that automatically turn off lights after a period of time if no movement is detected. We have also programmed our HVAC units at some of our locations to run on predetermined schedules to reduce our overall power consumption. We are exploring options to improve the energy efficiency of our warehouses, such as through the installation of solar panels. Additionally, we are transitioning our company fleet from being gas powered to those that run entirely on electricity. To the extent possible, we have also switched over from single use batteries to rechargeable battery packs in our line up of tools and equipment. Our Company as a whole has also made strides to reduce the need for paper and ink by embracing a more digital form of paperwork retention. Through these various efforts, we play our part to reduce our carbon footprint and will continue to look into and implement further sustainable practices.

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

We are committed to providing consistent and excellent return to our shareholders, all while maintaining a strong sense of good corporate citizenship that places a high value on the welfare of our employees, the communities in which we operate, and the world as a whole. We believe that effectively prioritizing and managing our ESG factors helps create long-term value for our investors. Under the direction of our Chief Executive Officer and the board of directors, we are driving continuous improvements in bringing innovative environmentally-friendly products that meet the needs of our customers and enhancing our energy and waste management infrastructure in our sustainability journey.

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

Diversity, Equity, and Inclusion (DEI)

Diversity, equity and inclusion ("DE&I") are critical underpinnings of our corporate values. DE&I helps foster innovation, cultivate an environment filled with unique perspectives and drive engagement and organizational growth. Our focus to date has been increasing awareness amongst our employees on the importance of DE&I.

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

Good corporate governance and transparency are fundamental to achieving our vision of becoming a leader in our industry. Our engagement approach involves ongoing communication with our employees. We strive to provide relevant market updates to our team members as well as to share important information regarding our revenue trends, inventory status, and other financial and operating metrics as deemed necessary. At the same time, our employees are expected to act with integrity and objectivity and to always strive to enhance our reputation and performance. We maintain a Code of Business Conduct and Ethics which is attested by every employee and provides our framework for ethical business. As of December 31, 2024, we have the following gender and ethnicity breakout for our employees, C-suite executives, and Board of Directors members:

	Full-Time employees	C-Suite Executives	Board of Directors
Total count	683	3	5
Gender
Male	67%	67%	60%
Female	33%	33%	40%
Ethnicity
Hispanic	53%	—	—
Asian	15%	67%	100%
White	14%	33%	—
Black	15%	—	—
Other/Did not self-identify	3%	—	—

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

Our compensation package includes a base salary and depending on the role, discretionary bonuses and equity compensation programs. In January 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the “Plan”). A total of 2,000,000 shares of common stock has been authorized and reserved for issuance under the Plan in the form of incentive or nonqualified stock options and stock awards. As of December 31, 2024, a total of 913,900 shares of common stock were awarded under the Plan. Employees, directors, and consultants are eligible to receive stock options and stock awards under the Plan. Additionally, we make matching contributions to to our employees' 401(k) retirement accounts to support their retirement goals.

We also offer our employees’ healthcare, wellness, paid sick leave, flexible paid time off, and other benefits to support their quality of life and enable them to thrive in the workplace. All eligible full-time and part-time employees and their eligible dependents receive competitive health benefits. We cover approximately 65% of total eligible healthcare costs for part and full-time employees for our approximately 329 participating employees as of December 31, 2024.

Learning and Development

We believe that high performance is an outcome of a person’s ability to change, adapt, and grow their capabilities throughout their career. We emphasize on-the-job learning that enables employees to meet the demands of challenging and changing work and focuses on reinforcing key principles that are designed to support employees' effectiveness in their current job and in their future development. We provide technical and leadership training to employees, specifically our production and sales teams who work closely with our products and services. We continued to enhance our Sarbanes-Oxley (SOX) compliance and cybersecurity awareness training programs to key employees, underscoring our commitment to equipping our workforce with the knowledge to navigate regulatory and digital risks effectively. In particular, our focus on employee development has been structured over the last several years through programs designed to embed essential skills and reinforce strategic goals that are aligned to our culture and business goals. This is evidenced by the fact that we promoted 110 and 166 employees during the years ended December 31, 2024, and 2023, respectively.

Other Information

As of December 31, 2024, we employed approximately 721 employees, out of which 683 were full-time employees. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are good.

Corporate Information

We were founded in 2000 by Alan Yu and Marvin Cheng in San Gabriel, California as Lollicup USA Inc., a California corporation. Initially our business was focused on the establishment, franchising and licensing of bubble tea stores nationwide. Considered a pioneer for the bubble tea business in North America, our business grew rapidly from a single Lollicup store in 2000 to more than 60 stores in 2006. In order to ensure consistency across our stores, we expanded our focus in 2004 to include the distribution of supplies for the bubble tea industry. In 2013, we sold the retail bubble tea business to certain Lollicup’s shareholders. In 2014, due to growing demand across the foodservice industry for our disposable food packaging products, we began distributing and manufacturing under the Karat brand out of our California facility.

In September 2018, we incorporated Karat Packaging Inc. in Delaware, and the Company, Lollicup, and Messrs. Yu and Cheng and the other shareholders of Lollicup (together, the “Lollicup Shareholders”) entered into a share exchange agreement and plan of reorganization whereby the Lollicup Shareholders exchanged their shares of common stock in Lollicup for an equal number of shares of common stock of the Company, resulting in Lollicup becoming a wholly-owned subsidiary of the Company. Our principal executive and administrative offices are located at 6185 Kimball Avenue, Chino, CA 91708, and our telephone number is (626) 965-8882. Our corporate website address is www.karatpackaging.com. For additional historical information about us, see Note 1 — Nature of Operations in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or (the "Exchange Act"), and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

Available Information

Our corporate website is www.karatpackaging.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the other information set forth in this Annual Report on Form 10-K, including our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," before deciding to invest in our common stock. If any of the events or developments described below occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our common stock could decline, and investors could lose all or part of their investment. The risks described below are not the only risks we face. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

Risks Related to Our Industry

Demand for our products could be affected by changes in laws and regulations applicable to food and beverages and changes in consumer preferences.

We manufacture and distribute single-use disposable products made of plastic, paper, biopolymer-based and other compostable products. Our products are primarily used in restaurant and foodservice settings, and therefore they come into direct contact with food and other consumable products. Accordingly, our products must comply with various laws and regulations for food and beverage service applicable to our customers. Changes in such laws and regulations could negatively impact customer demand for our products as they comply with these changes and/or require us to make changes to our products.

Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health and environmental-related concerns and perceptions.

Furthermore, we are subject to social and cultural changes, which could impact demand for certain products. For example, the banning of plastic straws was triggered by a social media backlash, which caused corresponding legislative changes within a short time period, resulting in the ban of plastic straws in certain jurisdictions, and a movement toward eco-friendly utensils. If we are unable to quickly adapt to changes in consumer preferences and subsequent legislation, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Supply chain disruptions could interrupt product manufacturing and increase product costs.

Our operating model entails generating the majority of our revenue from the import and distribution of our vendors' products. While we have taken measures to diversify and expand our supplier network, our reliance on third-party manufacturers outside the U.S. to produce most of our products could negatively impact our business during global supply chain disruptions. Further international conflicts, such as the recent ones in the Middle East and Asia, could impact important trade routes, resulting in increased lead times for shipments, elevated freight costs, and suppressed margin. Additionally, failure to adequately source and timely ship our products to the U.S. and then onwards to customers could lead to failure to meet customer demand, loss of potential revenue, strained relationships with customers, and diminishing brand loyalty.

Raw material inflation or shortage of available materials could harm our financial condition and results of operations.

Raw materials are subject to price fluctuations and availability, which could result from external factors, such as inflation, weather-related events, or other supply chain challenges, that are beyond our control. We typically do not enter into long-term fixed price contracts with our suppliers, and our suppliers could pass on raw material price increases to us. Historically, we have been able to mitigate the impact of higher costs by increasing our selling prices. However, due to the lag between the sourcing or the manufacturing of our products and the subsequent sales to our customers, margin could be negatively impacted in periods of rising raw materials costs. Additionally, raw material shortages, especially with respect to key materials such as plastic and paper, or our inability to timely pass through increased costs to our customers may materially and adversely affect our business, financial condition, results of operations and cash flows.

We operate in a highly competitive environment and may not be able to compete successfully.

The single-use disposable foodservice products industry is extremely competitive and highly fragmented. Many of the companies that compete in our industry are significantly larger with greater resources, have greater brand recognition and have a larger product offering. We may be unsuccessful in our efforts to compete against such large and established companies. In addition, our current or potential competitors may offer products at a lower price, or products and services that are superior to ours. Our success is heavily dependent on our ability to source and develop emerging and legislatively mandated raw materials, adapt our manufacturing capabilities, and gain customer acceptance of our new products. If we are unable to effectively innovate, produce, and market differentiated products that are competitive in terms of price and quality, our ability to sustain or grow net sales, protect profit margins, or maintain our position in the industry may be compromised. Additionally, failure to attract and retain customers for both current and future products could hinder our efforts to expand market share and increase revenues. These challenges, compounded by competitive pressures, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.

Our business results may vary based on the state of our industry or the global economy. Negative economic conditions both in the United States and abroad, including conditions resulting from tighter financial and credit market access, international trade relations, political turmoil, natural catastrophes, warfare, and terrorist attacks could cause a decrease in demand for our products and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract customers. We cannot predict the timing, magnitude, or duration of any economic slowdown or recovery, generally or within any particular industry.

Changes in freight carrier costs related to the shipment of our products could have a negative impact on our business and results of operations.

We rely upon third-party ocean freight, air freight and land-based carriers for product shipments from our vendors and to our customers. Any failure to obtain sufficient freight capacity on a timely basis or at favorable shipping rates will result in our inability to receive products from suppliers or deliver products to our customers in a timely and cost-effective manner, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may experience delays or disruptions in the shipment of our goods through operational ports.

We rely on the timely and free flow of goods through open and operational ports, both domestic and international, from our suppliers and manufacturers. Labor disputes or disruptions at ports, our common carriers, or at our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing activity, potentially causing delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and significant incremental demurrage charges. Such disruptions could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.

Restaurant dining and food delivery services are generally discretionary items for end-consumers. Therefore, the success of our business depends significantly on broader economic factors and trends in consumer spending. Consumers have broad discretion as to where to spend their disposable income and may choose to reduce their restaurant and foodservice spending in times of inflation, high interest and unemployment rates which would negatively impact our customers and then in turn our results of operations. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Periods of significant or prolonged deflation may negatively impact our business and results of operations.

If the industry we operate in experiences a prolonged period of price decreases resulting from lower raw material, product, and ocean freight costs, as well as prolonged customer destocking, we could see a reduction in our sales, gross margin and overall profitability. These lower costs could also reduce the barrier to entry within the foodservice industry thereby increasing competition and potentially affecting our results of operations. Similarly, if our competitors lower their prices and expand their promotional activities, we may be forced to lower our prices as well and our business, financial condition, results of operations and cash flows could be materially and adversely effected.

Changes in tax laws or changes in our geographic mix of earnings could have a negative impact on our business and results of operations.

We are subject to income and other taxes in the many jurisdictions in which we operate. Tax laws and regulations are complex and the determination of our overall provision for income taxes, as well as current and deferred tax assets and liabilities requires judgment and estimation. We are subject to routine examinations of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. Our future income taxes could also be negatively impacted by our mix of earnings in the jurisdictions in which we operate being different than anticipated given differences in statutory tax rates in the jurisdictions in which we operate. In addition, tax policy efforts to raise corporate tax rates could adversely impact our tax rate and tax expense.

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

If we underestimate the demand for our products, we, or our manufacturers, may not be able to scale to meet demand timely, and this could result in delays in the shipment of products to customers, lost revenue, and damage to our reputation and customer relationships. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm our gross margin.

In addition, we may not be able to accurately forecast our business results and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. Failure to accurately forecast our results of operations could cause us to make poor operating decisions and we may not be able to adjust in a timely manner. Consequently, actual results could be materially lower than anticipated.

We may continue to incur significant capital expenditures which could affect our ability to meet our obligations and may otherwise restrict our growth.

Although we have recently shifted towards an asset light model by increasing import and scaling back production and reducing capital expenditure, changes in economic and political conditions may result in us incurring significant capital expenditures again to expand manufacturing. We may make significant investments to lease or own additional warehouse space, expand our truck fleet, and upgrade our warehouse management and operating systems. Such cash outlays could affect our ability to service our existing debt obligations or limit our ability to respond to business opportunities, pursue acquisitions or otherwise restrict our continued growth and expansion.

Because we have entered into a significant number of related party transactions through the course of our routine business operations, there is a risk of conflicts of interest involving our management, and that such transactions may not reflect terms that would be available from unaffiliated third parties.

In the course of our normal business, we have purchased products, raw materials, and supplies from our related parties, including an entity owned by our CEO Alan Yu’s brother, Jeff Yu, who until 2021 was employed as an account manager for our national sales team. In addition, our Texas facility and our New Jersey facility are each owned and leased to us by our variable interest entity, wherein we are the primary beneficiary and in which we have an equity interest and which is controlled by one of our stockholders. In all related party transactions, there is a risk that even if the Company personnel negotiating on behalf of the Company with the related party are striving to ensure that the terms of the transaction are arms-length, the related party’s influence may be such that the transaction terms could be viewed as favorable to that related party. While we believe that our past related party transactions have been negotiated on an arm’s length basis and contain commercially reasonable terms, we may have been able to achieve more favorable terms had these transactions been entered into with unrelated parties.

The section “Related Party Transactions” in the Notes to the Consolidated Financial Statements in this Form 10-K provide specific information about our prior related party transactions. We may engage in additional related party transactions in the future, which will be subject to review and approval by our nominating and corporate governance committee pursuant to the Company’s related party transactions policy. There can be no assurance that such transactions, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

We may not have adequate insurance coverage.

We may not have adequate insurance coverage. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of larger deductibles or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

We may be unable to successfully design and develop new products.

To maintain and increase sales, we must continue to innovate our products in anticipation of consumer preferences, differentiating our products from those of our competitors, and maintaining the strength of our brand. The design and development of our products is costly and time-consuming, and we typically have several products in development at the same time. Problems or delays in this process could harm our brand and business results.

We may be subject to liability if we infringe upon the intellectual property rights of third parties.

Third parties have sued, and may sue us in the future for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party. In addition, any payments we are required to make, and any injunction we are required to comply with as a result of such infringement, could materially and adversely affect our reputation, business, financial condition, results of operations and cash flows.

Our current and future products may experience quality problems from time to time that can result in product returns, product recalls, credit claims, negative publicity, and even litigation, which could result in decreased sales and operating profit margin, and also bring harm to our brand.

Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Defects in materials or components can unexpectedly interfere with the products’ intended use and safety and damage our reputation. Failure to detect, prevent, or fix defects could result in a variety of consequences, including a greater number of product returns than expected from customers, product recalls, and credit claims, among others, which could harm our sales and results of operations. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also harm our brand and decrease demand for our products, which could in turn materially and adversely affect our reputation, business, financial condition, results of operations and cash flows.

Labor cost inflation and the unavailability of skilled workers could disrupt our business.

Labor is subject to cost inflation and availability, due to external factors, such as increases in minimum wage, higher cost of living, workforce participation rates, and employee preference for remote or hybrid work schedules, that are all beyond our control. For example, in January 2024, California passed Bill 1228 which increased the minimum-wage of fast food restaurant workers to $20 per hour beginning April 1, 2024. Legislation that directly or indirectly forces us to increase compensation for new and existing employees in order to attract and retain talent negatively impacts our labor costs and may harm results of operations. There can be no assurance that we will be able to recruit, train, assimilate, motivate and retain employees in the future. The loss of a substantial number of these employees and our inability to hire and replace our workforce could disrupt our business and result in significant losses. The increased labor costs in the restaurant industry could also negatively impact the business operations of some of our customers, which could in turn adversely affect our business and results of operations.

Our growth depends, in part, on expanding into additional foodservice and geographic markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current customer base and demographic, but also continuing to expand our business into other foodservice sectors and geographies. The growth of our business will depend, in part, on our ability to continue to expand into additional foodservice sections including supermarkets, entertainment venues, national and regional airlines, and other non-restaurant customers. Additionally, we are expanding our sales and marketing efforts to further penetrate additional geographies across the United States, and we may encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand. We continue to evaluate our go-to-market efforts and other strategies to expand the customer base for our products especially our eco-friendly line, and to further penetrate into other sectors and geographies. However, we cannot provide assurances that these efforts will be successful. We are also expanding the number of distribution centers and warehouses across the United States and these efforts come with considerable challenges and risks, including entering into long term lease contracts with possibly significant termination clauses. If we are not successful, our business, financial condition, results of operations and cash flows could be materially and adversely effected.

We rely on third-party contract manufacturers and conflicts with, or loss of, our suppliers could negatively impact our business and results of operations.

Certain of our products are produced by third-party contract manufacturers. We face the risk that these third-party contract manufacturers may not produce and deliver our products on a timely basis, or at all. We may also experience the inability of our third-party contract manufacturers to meet the increased demand of our customers. These difficulties include reduction in production capacity, errors in complying with product specifications or regulatory requirements, failure to meet production deadlines, failure to achieve required quality standards, shortages and increases in the price of materials, and other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or disruption to their operations caused by fire, natural disasters, or other events. The failure of any third-party manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business results. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace their manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards. Even those suppliers and manufacturers with whom we have supply contracts may breach these agreements, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. As a result, we cannot predict with certainty our ability to obtain finished products in adequate quantities, of required quality and at acceptable prices.

Our relationship with our suppliers and third-party contract manufacturers are not exclusive, which means that these suppliers and manufacturers could produce similar products for our competitors.

In addition, our arrangements with our suppliers and manufacturers are not exclusive. As a result, they could produce similar products for our competitors, some of which could potentially purchase products in significantly greater volume. Our competitors could also enter into restrictive or exclusive arrangements with our suppliers and manufacturers that could impair or eliminate our access to manufacturing capacity or supplies. Additionally, our suppliers and manufacturers could also be acquired by our competitors, and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. Any one of these risks could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our reputation and business could suffer due to non-compliance with ethical and legal standards by our suppliers and manufacturers

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’ and manufacturers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers and manufacturers and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers or manufacturers fail to comply, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, financial condition, results of operations and cash flows.

We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities could negatively impact our business and results of operations.

We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to manufacture our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes, and electrical parts. In addition, our facilities may require periodic shutdowns to perform major maintenance which may result in lower output and ultimately lower sales during the periods in which these scheduled maintenance occur. Further, there could be unexpected operational issues in future periods as a result of changes made to machines and equipment, as well as to operational and mechanical processes during the shutdown periods. Additionally, we may not be able to renew our facility leases on terms acceptable to us, if at all. If this occurs, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

Many of our operating costs and expenses are fixed and will not decline if our revenues decline.

Our results of operations depend, in large part, on our level of revenues, operating costs and expenses. The expense of owning and operating our business is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the business. Many of the costs or cash outlays associated with our business and operations, such as depreciation, rent, insurance, and loan payments are generally considered fixed. As a result, if revenues decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. This could materially and adversely affect our business, financial condition, results of operations and cash flows.

The successful running of our operations is highly dependent upon information technology systems and tools operating as intended without any down-time or disruptions in service. Security incidents and attacks on our information technology systems and tools could lead to significant costs and business disruptions.

Information system is the backbone of our business. Our business depend on our internally-developed information technology systems and tools, as well as certain software as a service products, to run our business, including storing key data, processing transactions, designing and manufacturing products, sourcing products, managing inventory and hosting and operating our website. Our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. Any material disruption or slowdown of our systems or those of third parties that we depend upon, including those caused by failure to manage increases in user volume, unsuccessful system upgrades and updates, system failures, power loss, internet and network connectivity issues, cybersecurity incidents, or other causes, could cause important or confidential information to be lost or compromised or delayed. This could in turn impact our abilities to operate our business and accurately report our operating results, harm our brand and reputation, and cause our future sales to decline further. If our information systems become obsolete or inadequate to support our growth, it could damage our customer and business partner relationships, and our business, financial condition, results of operations and cash flows could be materially and adversely effected.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of confidential information, misappropriation of assets and damage to our business relationships, all of which could negatively impact our business and results of operations.

Despite regular reviews and enhancements of our cybersecurity measures, we have faced, and may continue to face, threats targeting our IT infrastructure and confidential or proprietary information. While we maintain security policies and controls to prevent, detect, and mitigate these risks, no system is immune from breaches that could expose sensitive data, disrupt operations, or affect our financial performance.

Additionally, we handle confidential and personal data subject to privacy laws and contractual obligations. Even with reasonable safeguards, cybersecurity incidents, data loss, programming errors, or employee misconduct could compromise this information, leading to fines, penalties, reputational damage, and other adverse effects on our operations and financial condition.

Adopting artificial intelligence (AI) technologies poses risks such as regulatory scrutiny, cybersecurity vulnerabilities, ethical concerns, and system inaccuracies, potentially leading to disruptions, costs, and reputational harm.

As we look for opportunities to adopt AI in our business operations, there could be significant risks that could materially and adversely impact our business, financial condition, results of operations and cash flows. The rapid pace of AI innovation and technological advancement present challenges in maintaining a competitive edge, as failing to keep pace with emerging technologies or competitors could erode our market position. Additionally, AI is subject to increasing regulatory scrutiny and an evolving legal framework around data usage, privacy, and algorithmic accountability which may impose additional compliance costs, operational restrictions, or lead to investigations and litigation. The deployment of AI technologies also introduces cybersecurity vulnerabilities, with potential data breaches or unauthorized access threatening sensitive information and customer trust. Furthermore, public perception of AI-related social and ethical issues may also impact the acceptance and success of our AI initiatives. As we evaluate opportunities for AI adoption, we remain committed to enhancing our governance, compliance, and risk management practices to effectively address these challenges and align with our strategic objectives, however, there is no assurance that these measures will fully mitigate all risks associated with its adoption and use.

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

As we grow our business, slower growth or reduced demand for our products, increased competition, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or market could harm our business. We expect to make significant investments in our sales and marketing efforts, expand our operations and infrastructure, design and develop new products, and enhance our existing lineup. Also, in connection with operating as a public company, we expect to continue to incur significant additional legal, accounting, and other related expenses. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

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

Continued growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, our corporate culture may be harmed, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and the strength of our brand may erode.

We may become involved in legal or regulatory proceedings and audits.

Our business requires compliance with many laws and regulations, including labor, employment, taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, materially and adversely harming our business, financial condition, results of operations and cash flows. Any pending or future legal or regulatory proceedings and audits could materially and adversely harm our business, financial condition, results of operations and cash flows.

We are subject to payment-related risks.

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

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our customers in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our large and diversified customer base, we nevertheless run the risk of our customers not being able to meet their payment obligations, particularly in an economic downturn. If a material number of our customers were not able to meet their payment obligations, our business, financial condition, results of operations and cash flows could be materially and adversely effected.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. Our management has identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. For a description of the identified material weakness, see Part II, Item 9A. "Controls and Procedures".

As further described in Part II, Item 9A. "Controls and Procedures", we have remediated certain material weaknesses previously identified in Part II, Item 9A of Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024. For the existing material weakness as of December 31, 2024, we have undertaken steps to implement remedial actions. Although progress has been made, additional time is necessary to fully remediate the material weakness, and even despite the passage of time, we may not be successful in remediating the material weakness or be able to do so in a timely manner. Any inability to remediate the material weakness effectively or in a timely manner, or the identification of any new material weaknesses in the future, could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our common stock may decline as a result.

If our goodwill, other intangible assets, or our property and equipment become impaired, we may be required to record a charge to our earnings.

We may be required to record future impairments of goodwill, other intangible assets, or long-lived assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on various assumptions including future cash flows, discount rates, and current market estimates of value. Estimates used for future sales growth, gross profit performance, operating expenses, and other assumptions used to estimate fair value are subject to significant judgment. Although impairments are non-cash expenses, they could materially and adversely affect our future financial results and financial condition.

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

A pandemic or global health crisis, similar to COVID-19, would adversely impact our business, financial condition, results of operations and cash flows. Depending on the scale of the pandemic, our future financial performance may differ significantly from historical rates, and our future operating results may also fall below expectations. We may also experience additional operating costs due to increased challenges with our workforce (including as a result of labor shortages, illness, absenteeism or government orders), and access to supplies and capital. Even after a pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions and economic conditions.

Our business is subject to the risk of earthquakes, fires, floods, and other catastrophic events including criminal acts and terrorism.

As we rely heavily on our warehouse facilities for production, storage, and distribution of inventory, our business is particularly vulnerable to damage or interruption from earthquakes, fires, floods, criminal acts, terrorism, and similar events. A significant natural disaster could harm our business results and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, distribution centers, and manufacturing facilities are located in California, a state that frequently experiences earthquakes and wildfires, Texas, a state that frequently experiences floods and storms, and Hawaii, a state that frequently experiences hurricanes and tsunamis. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Criminal acts such as grand theft and acts of terrorism could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in place, and such disruptions could materially and adversely impact our financial results and financial condition.

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

We operate manufacturing facilities in the United States, and are therefore subject to certain environmental regulations with respect to the operation of those facilities. If we were to experience a material adverse environmental event at any of our facilities, or we were to experience any material product safety issue with respect to our products or our business, financial condition, results of operations and cash flows could be materially and adversely affected. Furthermore, concern over plastics products may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased legislation, including in relation to various aspects of ESG including disclosure requirements, or environmental causes may result in increased compliance or input costs of raw materials, which may cause disruptions in the manufacture of our products or an increase in operating costs. If we do not adapt to or comply with new regulations, or fail to meet the needs of the evolving investor, industry, or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business and consolidated financial statements may be adversely affected.

Risks Related to the Global Events and International Nature of Our Operations

If additional tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

Historically, there have been trade restrictions and various alterations to trade agreements between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In early 2025, the new U.S. Presidential administration announced significant new tariffs on foreign imports into the United States, specifically from Mexico and Canada, all of which were subsequently postponed prior to becoming effective, as well as China. The Presidential administration has suggested that they may propose additional new tariffs in the future, including on the European Union.

Tariffs have the potential to significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. Additionally, it may be time-consuming and expensive for us to alter our business operations to adapt to changes in tariffs or comply with any changes to foreign import regulations. If additional tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related retaliatory measures are taken by other countries, our business may be negatively impacted. We may suffer margin erosion or be required to raise our prices, which may result in the loss of customers and could materially and adversely effect our business, financial condition, results of operations and cash flows.

International political instability and armed conflicts could result in market instability, which could negatively impact our business results.

International political instability and armed conflicts, including recent escalations in regional conflicts, could result in economic sanctions that could impact our operational and financial results. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to source inventory or obtain the materials necessary to manufacture its products, and deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s business and results of operations. In addition, international conflicts could result in increased energy costs, which could increase the cost of sourcing, manufacturing, selling, and delivering products, and general inflation, which could also result in increases in the cost of sourcing and manufacturing, reduced customer demand and purchasing power, and overall market instability. All of these could materially and adversely effect our business, financial condition, results of operations and cash flows.

If we fail to timely and effectively obtain shipments of products from our overseas manufacturers, our business and results of operations could be harmed.

Our overseas third-party contract manufacturers ship most of our products to our primary facility in California, which are then shipped to our customers and to our other distribution facilities. Because we import many of our products, we are vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, inspection processes, or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our customers in a timely, effective, and economically viable manner could reduce our sales, gross margin, and profitability, damage our brand, and harm our business.

Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, and political risks associated with international trade and those markets.

Many of our products are manufactured outside the United States. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, which prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; (f) the imposition of tariffs on components and products that we import into the United States or other markets; and (g) the impact of currency exchange fluctuations, trade regulations, import duties, logistics costs, delays, and other related risks resulting in increased costs or liabilities. We cannot provide assurance that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we provide assurance that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other related liabilities, which could harm our business, financial condition, results of operations and cash flows.

Foreign exchange rate fluctuations could affect our results of operations.

Our third-party manufacturers are located in international markets, and we make payment to certain of these manufacturers in currencies other than U.S. Dollars, including payments made in New Taiwan Dollars. Any fluctuations in foreign exchange rates against the U.S. Dollar, and in particular the exchange rates of the New Taiwan Dollar, could increase our costs, and have a material adverse impact on our business, financial condition, results of operations and cash flows.

Risks Related to Ownership of Our Common Stock and Our Capital Structure

Our directors, executive officers, and significant stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 1, 2025, our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate 65.5% of our outstanding common stock. As a result, these stockholders, acting together or in some cases individually, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or in some cases individually, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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
•tariffs and other trade restrictions;
•inflationary pressures;
•general market conditions; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events, which could be unrelated to us or outside of our control.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry, as well as those of newly public companies. In the past, stockholders of other public companies have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, financial condition, results of operations and cash flows.

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

As of December 31, 2024, we had 296,999 and 16,668 of vested and unvested stock options, respectively, and 70,800 of unvested restricted stock units outstanding. The additional shares issued upon exercise or vesting will be eligible to be sold freely in the public market, subject to volume limitations applicable to affiliates.

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

Although we initiated our regular quarterly cash dividend in 2023 and intend to pay regular quarterly dividends for the foreseeable future, we may not be able to sustain our current quarterly dividend payouts. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

We are a holding company with no operations of our own and, as such, we depend on our subsidiaries for cash to fund our operations and expenses, including future dividend payments, if any.

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

We have approximately $48.5 million in outstanding indebtedness as of December 31, 2024. The loans are held at multiple banks and are collateralized by substantially all of Global Well's assets and is guaranteed by one of our stockholders. There can be no guarantee that we will be able to pay all amounts when due or to refinance the amounts on terms that are acceptable to us or at all. If we are unable to make our payments when due or unable to refinance such amounts, our key equipment could be repossessed, our property could be foreclosed and our business could be negatively affected.

The terms of our debt agreements impose significant operating and financial restrictions on us. These restrictions could also have a negative impact on our business, financial condition, results of operations and cash flows by significantly limiting or prohibiting us from engaging in certain transactions, including but not limited to: incurring or guaranteeing additional debt financing; transferring or selling assets currently held by us; and transferring ownership interests in certain of our subsidiaries. The failure to comply with any of these covenants could cause a default under our other debt agreements. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on favorable terms, if any.

We depend on cash generated from outside sources of funding to support our growth.

Although we have in the past generated positive cash flow from operating activities, outside sources of equity and debt capital is an important source of fund for our current operations and growth initiatives. As we expand our business, we will need significant cash resources to fund operations such as purchasing and manufacturing inventory, marketing and promoting our products, expanding our vendor and customer relationships, enhancing distribution capabilities, paying employees, upgrading information technology systems and tools, and paying for the costs associated with operating as a public company. If we are unable to secure additional outside funding or if our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available, our business will be negatively impacted and restricted. If such outside financing is not available to us on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that would create additional cash demands and financial risk for us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is a critical part of our overall risk management efforts. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our key systems and information. This program leverages the security-control principles outlined by the National Institute of Standards and Technology ("NIST") Cybersecurity Framework 2.0 and other industry-recognized standards, as applicable. Our program prioritizes detection, analysis, and response to known, anticipated or unexpected threats. Some of the processes in place to manage risks from cybersecurity threats include identity and access management, logging and monitoring, penetration testing, vulnerability scanning, security monitoring, employee awareness training, and professional services from third-party providers. As cybersecurity threats evolve, we assess our program and make enhancements as needed to address emerging risks, adopt best practices, and strengthen our overall security posture.

Our cybersecurity risk management program in particular focuses on the following key areas:

Risk Assessment and Management

At least annually, we conduct a cybersecurity risk assessment to identify key cybersecurity risks, assess the likelihood of the identified risks, and the potential business impact, and develop related mitigation and enhance plans. Our cyber risk management initiatives are integrated within the Company’s overall risk management process.

The Company uses various techniques to identify cybersecurity risks, including but not limited to input from internal stakeholders, known and potential information security vulnerabilities identified through historical incidents and self-performed assessments, evaluations from third-party consultants, as well as external data including reported security incidents impacting other companies, and industry trends. The results of the assessment are used to drive alignment on prioritization of initiatives to enhance our security controls and measures, make recommendations to senior management, and if necessary, but at least annually, inform the Audit Committee and Board of Directors.

Incident Response and Recovery Planning

We maintain a comprehensive Incident Response and Recovery Plan (IRR Plan) designed to guide our preparation for, detection, response to, and recovery efforts in the event of cybersecurity incidents. The IRR Plan establishes clear roles and responsibilities for a cross-functional team (IR Team) tasked with handling cybersecurity incidents. The plan outlines a structured approach to managing incidents from the technical perspective, including monitoring, identification, investigation, assessment, containment, remediation, and mitigation. Additionally, the IRR Plan also addresses compliance with legal and reporting obligations, including any required notifications to affected parties, regulatory agencies, or the public, and reporting requirements with the SEC. Cybersecurity incidents are evaluated based on their severity, potential impact, and likelihood of escalation, and are prioritized for response, remediation, and disclosure as necessary. The IRR Plan is regularly reviewed and updated as necessary to incorporate improvements and enhance the organization's overall incident response capabilities.

Should a cybersecurity event occur, the IR Team would review and assess the incident and determine whether further escalation and regulatory reporting is required. Any incident assessed as potentially being or becoming material is immediately escalated to the Audit Committee, and meetings of the Audit Committee and/or full Board of Directors would be held, as required.

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

Collaboration

We periodically engage third-party cybersecurity experts to assess and enhance our cybersecurity risk management program, and to ensure compliance with industry best practices and applicable standards. These partnerships enable us to stay ahead of evolving threats and implement robust strategies to protect critical systems and data in the event of cybersecurity incidents.

Internally, our cybersecurity initiatives are led by our Information Technology ("IT") team headed by our experienced IT Manager, who is a Microsoft Certified Professional and holds certifications in CompTIA Network+ and Cisco Networking. During 2024, we also onboarded a Director of IT Research & Development with over 15 years of experience in IT, systems development, and cybersecurity frameworks, including senior roles at Fortune 500 companies. Both these IT leaders play a key role in driving strategies and solutions for system protection and incident management.

We have also established an IT steering committee consisting of members from various key departments including IT, Finance, Operations, and Human Resources. The IT steering committee convenes regularly to review and align on IT strategic priorities, including the cybersecurity risk management program. This cross-functional approach ensures that cybersecurity efforts are integrated across the organization and that emerging risks are addressed proactively.

In addition, we emphasize a company-wide culture of cybersecurity awareness. Employees are required to participate in mandatory training sessions at least annually, covering topics such as phishing recognition and threat response protocols. Other regular and ongoing security communications are also provided to reinforce these lessons and ensure that cybersecurity remains a priority at every level of the organization.

Further, we work closely with third-party software as a service providers and other service partners to manage and mitigate security risks by implementing robust policies and procedures. Our process includes conducting thorough risk assessments during onboarding and requiring providers to maintain and implement strong security measures within their respective organizations. We mandate contractual obligations for timely notification of any material data breaches, enabling us to respond quickly to protect our data and operations.

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

Impact of Cybersecurity Risks and Threats

As of the date of this report, we are not aware of any cybersecurity threats or incidents that have materially affected our business, financial condition, results of operations or cash flows. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. There can also be no guarantee that our policies and procedures under our cybersecurity risk management program will be properly followed in every instance or that those policies and procedures will be effective. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A "Risk Factors" for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.

ITEM 2. PROPERTIES

We lease our principal executive and administrative offices located at 6185 Kimball Avenue, Chino, California 91708. At the same location, we operate an approximately 300,000 square foot manufacturing, warehouse storage and distribution facility.

We lease (i) an approximately 500,000 square foot manufacturing, warehouse storage and distribution facility in Rockwall, Texas and (ii) an approximately 108,000 square foot warehouse storage and distribution facility in Branchburg, New Jersey from our consolidated variable interest entity, as further described in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We also lease and operate (i) an approximately 98,000 square foot warehouse storage and distribution facility in Puyallup, Washington, (ii) an approximately 76,000 square foot manufacturing, warehouse storage and distribution facility in Kapolei, Hawaii, (iii) an approximately 23,000 square foot warehouse storage and distribution facility also in Kapolei, Hawaii, (iv) an approximately 44,000 square foot warehouse storage and distribution facility in

Mesa, Arizona, (v) an approximately 83,000 square foot warehouse storage and distribution facility in Sugar Land, Texas, and (vi) an approximately 105,000 square foot warehouse storage and distribution facility in Aurora, Illinois. In addition, we own and operate an approximately 83,000 square-foot warehouse storage and distribution facility in Summerville, South Carolina. Further, as described in Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we entered into a lease agreement on March 3, 2025 for a 187,000 square foot distribution center in Chino, California and are currently in the process of setting up this location to be fully operational by the second quarter of 2025.

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

Holders of Common Stock

As of March 10, 2025, we had approximately 8 stockholders of record of our common stock.

Dividends

On August 7, 2023, our Board of Directors approved a quarterly cash dividend policy, which we have paid on a regular basis since then. Continuation of the quarterly dividend will be at the discretion of our board of directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant. There are currently no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Delaware law.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	384,467 (1)	$18.57 (2)	1,287,017
Total	384,467	$18.57	1,287,017

(1) This amount consists of (i) 70,800 shares of our common stock subject to unvested restricted stock units granted under the Plan, and (ii) 313,667 shares subject to stock options granted under the Plan.

(2) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under the Plan.

Sales of Unregistered Securities and Repurchases of Securities

During the fourth quarter of fiscal 2024, the Company did not sell any unregistered securities and did not repurchase any securities.

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

Overview

We are a rapidly-growing and nimble distributor and manufacturer of disposable foodservice products and related items, including food and take-out containers, bags, boxes, tableware, cups, lids, cutlery, straws, specialty beverage ingredients, gloves, janitorial supplies, and other products. Our products are available in plastic, paper, biopolymer-based, and other compostable forms. We are a leader in product innovation, offering a growing line of environmentally-friendly products to our customers, who are increasingly focused on sustainability. We also offer customized solutions to our customers, including new product development, design, printing and logistics services.

We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of products sourced from a diversified global network, complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in evolving economic environments to drive operating efficiency and sustained margin expansion. Starting in 2023 and continuing into 2024, in light of the rising domestic labor and other operating costs and dropping ocean freight rates, we executed a strategy to pivot into a more asset-light model by increasing imports and scaling back domestic manufacturing. At the same time, we have expanded our vendor network by prioritizing strong partnerships with reliable and cost-efficient sources. This has enabled us to diversify our supplier base, minimize reliance on individual suppliers, enhance the resilience of our supply chain, expand our margin and improve our operating cash flows.

We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate seven other warehouse spaces and distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Phoenix, Atlanta, and Honolulu metro areas. Further, as described in Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we entered into a lease agreement on March 3, 2025 for an additional distribution center of approximately 187,000 square foot in Chino, California and are currently in the process of setting up this location to be fully operational by the second quarter of 2025.

We manage and evaluate our operations in one reportable segment.

2024 Business Highlights and Trends

•We initiated a strategic emphasis on expanding into the supermarket segment, and have started to see early positive results.
•We continued our transition to a more asset-light model by further scaling back manufacturing in the U.S., increasing imports, and expanding our vendor network, leading to strong margin expansion.

•We recorded net sales of $422.6 million for the year ended December 31, 2024, an increase of 4.2% compared to the year ended December 31, 2023 in net sales amount and an increase of 7.4% in volume.
•We achieved a record gross margin of 38.9% for the year ended December 31, 2024, a 120-basis-point increase from the year ended December 31, 2023.
•We recorded net income of $30.8 million for the year ended December 31, 2024, a decrease of 7.1% compared to the year ended December 31, 2023.
•We achieved net income margin of 7.3% for the year ended December 31, 2024, compared to 8.2% for the year ended December 31, 2023.
•We generated net cash provided by operating activities of $48.0 million for the year ended December 31, 2024, a decrease of $5.4 million compared to the year ended December 31, 2023.
•We generated Adjusted EBITDA, a non-GAAP measure defined below, of $55.3 million for the year ended December 31, 2024, a 6.5% decrease from the year ended December 31, 2023.
•Our Adjusted EBITDA margin, a non-GAAP measure defined below, was 13.1% for the year ended December 31, 2024, a decrease of 150 basis points from the year ended December 31, 2023.
•We had financial liquidity of $67.8 million and additional short-term investments of $28.3 million as of December 31, 2024.
•During the year ended December 31, 2024, we returned a total of $31.0 million to our shareholders in the form of special and regular cash dividends.
•On February 13, 2025, our Board of Directors declared another quarterly cash dividend of $0.45 per share on our common stock, which was paid on or around February 28, 2025 to shareholders of record at the close of business on February 24, 2025.

Trends in Our Business

The following trends have contributed to the results of our operations, and we anticipate that they will continue to affect our future results:

•A significant trend in the restaurant industry is the changing perception of food delivery and take-out compared to traditional on-premise dining. There is a clear growing preference for delivery and take-out, and we expect this trend to continue positively influencing our operating results, as more customers will need packaging and containers to support the rising demand from food delivery and take-out consumers.
•Environmental concerns regarding disposable products, broadly, have resulted in a number of significant changes to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive long-lasting impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products. Our eco-friendly products made up 33.6% of total sales during the year ended December 31, 2024 compared to 32.7% during the prior year.
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
•U.S. foreign trade policy continues to evolve, such as the imposition of tariffs on imports from China and other countries. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to source our raw materials or manufactured products from countries where tariffs have not been imposed, whether any previously imposed tariffs are removed an whether we can implement procedures to mitigate the impact from the tariffs.
•The cost of raw materials used to manufacture our products, including polyethylene terephthalate, or PET, plastic resin, aluminum, and paper boards, may continue to fluctuate. Since negotiated sales contracts and the market largely determine the pricing for our products, we are, at times, limited in our ability to raise prices and pass through any impacts of inflation to our costs. There can also be lags between cost inflation and the implementation of price increases, which could negatively impact our gross margin. Conversely, periods of deflation, where raw material costs decrease, may create pricing pressure and start price wars, potentially requiring us to lower prices, which could also affect our gross margin. We believe price fluctuations will have either a positive or a negative impact on our results of operations in the future, depending on whether raw material costs increase or decrease and whether we can successfully implement price adjustments to maintain gross margin.
•Supplier chain effectiveness could have a long-lasting impact on our operations and financial results. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to manage our global supply chain effectively, including the accurate forecast of demand, the successful procurement and transportation of raw materials and products, and the effective management of our inventory, production and distribution.
•Fluctuations in foreign currency exchange rates could impact either positively or negatively various aspects of our business activities, including but not limited to our purchasing power and capacity to source inventory.
•Since early 2023, we have pivoted into a more asset-light growth model by increasing import and scaling back manufacturing in the U.S. We believe this will have either a positive or a negative impact on our results of operations, depending on whether we can successfully source and import finished goods at a price that is more favorable than domestically manufacturer products, and effectively realize savings from reduced manufacturing capabilities.

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

Allowance for Doubtful Accounts

We recognize an allowance for doubtful accounts on accounts receivable in an amount equal to the estimated expected losses net of recoveries. The allowance is based on an analysis of historical bad debt write-offs, current past due customers in the aging, risk profiles associated with different customer types, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our customers could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results. As of December 31, 2024, and 2023, we had a total allowance for doubtful accounts of $0.8 million and $0.4 million, respectively.

Inventory Reserve

We maintain a reserve for excess and obsolete inventory and carry our inventory at net realizable value, taking into account various factors including historic usage, expected demand, anticipated sales price, and product expiration and obsolescence. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that the future trend will be similar to what we have experienced in the past. A significant change in demand or selling prices could result in additional reserve and materially affect our future financial results. We had an inventory reserve of $0.6 million and $0.4 million as of December 31, 2024, and 2023, respectively.

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023
	(in thousands)
Net sales	$422,633	$405,651
Cost of goods sold	258,304	252,608
Gross profit	164,329	153,043
Operating expenses	126,568	110,967
Operating income	37,761	42,076
Other income, net	2,934	908
Provision for income taxes	9,871	9,804
Net income	$30,824	$33,180

Net sales

Net sales were $422.6 million for the year ended December 31, 2024 compared to $405.7 million for the year ended December 31, 2023, an increase of $17.0 million, or 4.2%. The year-over-year increase is primarily driven by an increase of $36.7 million from volume growth and change in product mix, an increase of $4.6 million in online sales platform fees due to higher sales within the e-commerce channel, and an increase of $0.8 million in logistics and shipping revenue. Such increases were partially offset by $25.2 million of unfavorable year-over-year pricing comparison, as the overall pricing environment remained competitive especially in the distributor channel, driven largely by customers' heightened focus on value and quality.

Cost of goods sold

Cost of goods sold was $258.3 million for the year ended December 31, 2024 compared to $252.6 million for the year ended December 31, 2023, an increase of $5.7 million, or 2.3%. Freight and duty costs for the year ended December 31, 2024 increased $4.4 million from the year ended December 31, 2023 as a result of a 14% increase in import volume coupled with 27% higher freight container rates, despite a $3.0 million year-over-year decrease in anti-dumping and countervailing duty charges. Additionally, product costs for the year ended December 31, 2024 increased $1.1 million from the year ended December 31, 2023 primarily as a result of increased sales volume, as discussed above, partially offset by favorable impact from reduced vendor pricing, a stronger United States Dollar against New Taiwan Dollar, and an increase in imports as a percentage of total product mix, in keeping with our asset-light strategy. Inventory reserve adjustment for the year ended December 31, 2024 increased $0.6 million from the year ended December 31, 2023. These increases were partially offset by a decrease in inventory adjustments and write-offs of $2.4 million, as 2023 included a $1.7 million write-off of raw materials as we disposed of certain machinery and equipment in executing our strategy to scale back production.

Gross profit

Gross profit was $164.3 million for the year ended December 31, 2024 compared to $153.0 million for the year ended December 31, 2023, an increase of $11.3 million, or 7.4%. Gross margin was 38.9% for the year ended December 31, 2024 compared to 37.7% for the year ended December 31, 2023, an increase of 120 basis points. Product costs as a percentage of net sales decreased to 50.2% for the year ended December 31, 2024 from 52.1% during the year ended December 31, 2023, primarily due to more favorable vendor pricing, foreign currency impact and product mix, as discussed above. Additionally, gross margin improved 60 basis points as the year ended December 31, 2023 included more inventory write-offs from expired products as well as a $1.7 million write-off of raw materials as we disposed of certain machinery and equipment in executing our strategy to scale back production in certain locations, as discussed above. At the same time, freight and duty costs as a percentage of net sales increased to 8.2% during the year ended December 31, 2024 from 7.5% during the year ended December 31, 2023.

Operating expenses

Operating expenses were $126.6 million for the year ended December 31, 2024 compared to $111.0 million for the year ended December 31, 2023, an increase of $15.6 million, or 14.1%. Selling expenses increased $10.8 million from the year ended December 31, 2023, which included a $4.6 million increase in online sales platform fees due to higher sales within the e-commerce channel in the current year, a $1.9 million increase in marketing expense primarily due to a ramp up in online marketing efforts to grow our e-commerce sales channel, a $1.4 million increase in shipping costs, and a $0.8 million increase in labor costs for our sales team. General and administrative expenses increased $4.6 million from the year ended December 31, 2023, which included a $4.7 million increase in rent and warehouse expense due to the opening of new distribution centers in late 2023 and early 2024 and a higher rate on our Chino, California facility lease extension, a $1.0 million increase in stock-based compensation and a $0.8 million increase in labor costs, partially offset by a $1.1 million decrease in write-off charges as 2023 included a write-off of a vendor prepayment upon the resolution of a legal contingency and a $0.5 million reduction in fees associated with the secondary offering that occurred in 2023. In addition, impairment expense and loss, net, on disposal of machinery of $2.8 million for the year ended December 31, 2024 included a $0.8 million loss, net, on disposal of machinery and a $2.0 million non-cash ROU asset impairment charge resulting from the sublease of our City of Industry warehouse in California, as we optimized our distribution footprint in the southwest region with the opening of a new warehouse in Mesa, Arizona. In comparison, impairment expense and loss, net, on disposal of machinery of $2.5 million for the year ended December 31, 2023 included a $0.5 million impairment on deposits paid for property and equipment and a $2.0 million loss, net, on disposal of machinery in keeping with our asset-light strategy.

Operating income

Operating income was $37.8 million for the year ended December 31, 2024 compared to $42.1 million for the year ended December 31, 2023, a decrease of $4.3 million, or 10.3%. The decrease was primarily due to an increase in operating expenses of $15.6 million, partially offset by an increase in gross profit of $11.3 million, as discussed above.

Other income, net

Other income, net was $2.9 million for the year ended December 31, 2024 compared to $0.9 million for the year ended December 31, 2023, an increase of $2.0 million, or 223.1%. The increase was primarily due to an increase of $1.0 million in rental income as we sublet our City of Industry warehouse in California in early 2024, an increase of $0.5 million in interest income from our investments in certificates of deposit, and an increase of $0.4 million in gain on foreign currency transactions.

Provision for income taxes

Provision for income taxes was $9.9 million for the year ended December 31, 2024 compared to $9.8 million for the year ended December 31, 2023, an increase of $0.1 million, or 0.7%. The Company’s effective tax rate was 24.3% for the year ended December 31, 2024 compared to 22.8% for the year ended December 31, 2023. The year-over-year increase in effective tax rate was primarily due to the decrease in research and development tax credit and the stock compensation windfall.

Net income

Net income was $30.8 million for the year ended December 31, 2024 compared to $33.2 million for the year ended December 31, 2023, a decrease of $2.4 million, or 7.1%. The decrease was primarily driven by a decrease in operating income of $4.3 million, partially offset by an increase in other income, net of $2.0 million, as discussed above.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to assess our financial and operating performance that are not defined by, or calculated in accordance with U.S. GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with U.S. GAAP; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure calculated and presented in accordance with U.S. GAAP.

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our operating results.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a financial measure calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) secondary offering transaction costs, (vii) write-off of certain inventory items outside the normal course of business, (viii) impairment expense and loss, net, on disposal of machinery outside the normal course of business, and (ix) operating right-of-use asset impairment. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.

We present Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our financial performance. Adjusted EBITDA and Adjusted EBITDA margin assist management in assessing our core operating performance. We believe these measures provide investors with useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period.

Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation or as alternatives to net income, net income margin, or other measures determined in accordance with US GAAP. Also, Adjusted EBITDA and Adjusted EBITDA margin are not necessarily comparable to similarly titled measures presented by other companies.

Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Year Ended December 31,
Reconciliation of Adjusted EBITDA (unaudited):	2024		2023
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$30,824	7.3%	$33,180	8.2%
Add (deduct):
Interest income	(2,299)	(0.5)	(1,803)	(0.4)
Interest expense	2,123	0.5	2,043	0.5
Provision for income taxes	9,871	2.3	9,804	2.4
Depreciation and amortization	10,675	2.5	10,783	2.7
Stock-based compensation expense	2,065	0.5	770	0.2
Secondary offering transaction costs (1)	—	—	453	0.1
Write-off of inventory (2)	—	—	1,710	0.4
Impairment expense and loss, net, on disposal of machinery (2)	—	—	2,132	0.5
Operating right-of-use asset impairment	1,993	0.5	—	—
Adjusted EBITDA	$55,252	13.1%	$59,072	14.6%

(1) Secondary offering transaction costs represent legal and professional fees incurred in connection with the completion of the secondary offering, which were directly related to the offering and were incremental to our normal operating expenses.

(2) The write-off of inventory and impairment expense and loss, net, on disposal of machinery represent amounts recognized in connection with the scaling back of production in certain locations. As part of the execution of this strategy, certain machinery and equipment were disposed of or impaired, and raw materials associated with those machinery and equipment were written-off.

Free Cash Flow

Free Cash Flow is a financial measure calculated as cash from operating activities less cash used in (i) purchases of property and equipment, and (ii) deposits paid for property and equipment, offset by (iii) deposits refunded from cancelled machinery orders.

We present Free Cash Flow as a supplemental measure of our financial liquidity. Free Cash Flow assists management in assessing our ability to fund growth through generation of additional cash from business operations. We believe this measure also provides investors with an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business.

Free Cash Flow should not be considered in isolation or as alternatives to net income or cash flows from operating activities. Also, Free Cash Flow is not necessarily comparable to similarly titled measures presented by other companies.

Set forth below is a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
Reconciliation of Free Cash Flow (unaudited):	2024	2023
	(in thousands)
Net cash provided by operating activities	$47,982	$53,379
Add (deduct):
Purchases of property and equipment	(934)	(2,835)
Deposits paid for property and equipment	(3,134)	(6,309)
Deposits refunded from cancelled machinery orders	—	503
Free Cash Flow	$43,914	$44,738

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

As described in Note 8 — Line of Credit in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $40.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 14, 2023, we amended the Line of Credit. Prior to March 14, 2023, interest accrued at the annual rate of prime less 0.25% with a minimum floor of 3.25%. The amendment on March 14, 2023, among other things, (1) extended the maturity date to March 14, 2025, and (2) revised the interest on any Line of Credit borrowings to an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.0%. On June 20, 2023, we amended the Line of Credit which increased the standby letter of credit sublimit from $2.0 million to $5.0 million. As of December 31, 2024, the amount issued under the standby letter of credit was $3.8 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $36.2 million. As described in Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on March 3, 2025, the Company amended the Line of Credit again, which among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the revolving loan facility to $20.0 million, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%.

As described in Note 10 — Long-Term Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan had an initial balance of $20.7 million and an option to request for additional advances up to a maximum of $8.0 million through June 2023, which we exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. Proceeds from the 2027 Term Loan were used to pay down an existing term loan with the same lender, which was set to mature in May 2029 with interest accruing at prime rate less 0.25%, and had an outstanding balance of $20.6 million as of the repayment date.

Additionally, as of December 31, 2024, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.

As of December 31, 2024, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of December 31, 2024, we had no borrowing on the Line of Credit, $27.7 million in outstanding balance under the 2027 Term Loan, and $20.9 million in outstanding balance under the 2026 Term Loan.

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

Additionally, as discussed in Note 19 — Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, we started to receive bills related to certain of our thermal paper shipments. We are in the process of protesting the received bills with CBP, and are also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. Although we have an import duty liability reserve of $3.1 million as of December 31, 2024, the amount of the final payments could vary significantly from the estimated liability reserve.

In 2023, our Board of Directors declared and initiated regular quarterly cash dividends. During the year ended December 31, 2024 and 2023, we paid out regular and special quarterly cash dividend totaling $31.0 million and $20.9 million, respectively. Additionally, as described in Note 22 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on February 13, 2025, our Board of Directors declared another regular quarterly cash dividend of $0.45 per share on our common stock, which was paid on or around February 28, 2025 to shareholders of record at the close of business on February 24, 2025.

We have certain contractual obligations, such as operating lease obligations and purchase obligations that require us to make periodic payments. At December 31, 2024, we had operating leases, primarily for manufacturing and distribution facilities, and purchase obligations primarily for machinery and equipment, expiring at various dates through 2031. As described further in Note 14 — Leases in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we had a total of $44.4 million of operating lease liabilities as of December 31, 2024 with minimum lease payments ranging from approximately $5.7 million to $12.2 million on an annual basis over the next five years. We had purchase obligations of $0.2 million outstanding as of December 31, 2024, all of which are due in 2025. Such purchase obligations are primarily related to the purchase of machinery and equipment. Other than these contractual obligations, our off-balance sheet arrangements primarily consists of letters of credits issued under our Line of Credit. As of December 31, 2024, we had $3.8 million of letters of credits issued and outstanding under our Line of Credit.

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

Liquidity Position

The following table summarizes total current assets, current liabilities, and working capital at December 31, 2024 compared to December 31, 2023:

	December 31, 2024	December 31, 2023	Increase
	(in thousands)
Current assets	$160,997	$154,929	$6,068
Current liabilities	46,447	44,401	2,046
Working capital	$114,550	$110,528	$4,022

As of December 31, 2024, we had working capital of $114.6 million, compared with $110.5 million as of December 31, 2023, representing an increase of $4.0 million, or 3.6%. The improvement in working capital was driven by an increase of $6.1 million in current assets, partially offset by an increase of $2.0 million in current liabilities. The increase in current assets was primarily driven by an increase in cash and cash equivalents and short-term investments of $10.5 million, partially offset by a decrease in prepaid expenses and other current assets of $2.6 million as tax prepayments as of December 31, 2023 were applied in 2024, a decrease in account receivable of $1.0 million, and a decrease in inventories of $0.8 million. The increase in current liabilities was primarily driven by an increase in operating lease liabilities due within twelve months of $4.2 million primarily from our Chino facility lease renewal and an increase in accrued expenses of $3.0 million, partially offset by a decrease in accounts payable and related party payable of $2.8 million, and a decrease in other current liabilities of $2.2 million.

Cash Flows

The following table summarizes cash flow for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$47,982	$53,379
Net cash used in investing activities	(5,855)	(30,174)
Net cash used in financing activities	(33,619)	(16,170)
Net change in cash and cash equivalents	$8,508	$7,035

Cash flows provided by operating activities. Net cash provided by operating activities was $48.0 million for the year ended December 31, 2024, primarily the result of net income of $30.8 million, adjusted for certain non-cash items totaling $21.2 million, consisting mainly of depreciation and amortization of fixed and operating right-of-use assets, stock-based compensation, impairment of operating right-of-use asset, write-off of inventory, loss, net, on disposal of machinery and equipment, adjustments to the allowance for doubtful accounts and inventory reserve, deferred income taxes, and government grant income. In addition, cash decreased $4.1 million primarily as a result of changes in working capital, which included a decrease of $6.7 million from a reduction in operating lease liabilities, a decrease of $2.4 million from a reduction in accounts payable and related party payable, and a decrease of $0.9 million from increased inventory purchases, partially offset by an increase of $2.8 million from a reduction in prepaid expenses and other current assets due to tax prepayments as of December 31, 2023 being applied in 2024, an increase of $3.0 million from increases in accrued expenses, and an increase of $0.6 million from a reduction in accounts receivable.

Net cash provided by operating activities was $53.4 million for the year ended December 31, 2023, primarily the result of net income of $33.2 million, adjusted for certain non-cash items totaling $22.0 million, consisting mainly of depreciation and amortization of fixed and operating right-of-use assets, write-off of inventory and vendor prepayment, loss, net, on disposal of machinery, stock-based compensation, impairment of deposits, deferred income taxes, and adjustments to the allowance for doubtful accounts and inventory reserve. In addition, cash decreased $1.8 million, primarily as a result of changes in working capital, which included a decrease of $4.6 million from a reduction in operating lease liabilities and a decrease of $3.8 million from additional inventory to accommodate higher sales volume, partially offset by an increase of $2.9 million from lower accounts receivable due to improved cash collections and lower sales, an increase of $1.6 million from higher accrued expenses, an increase of $1.4 million from a reduction in other assets, and an increase of $1.1 million from higher accounts payable and related party payable.

Cash flows used in investing activities. Net cash used in investing activities was $5.9 million for the year ended December 31, 2024, which primarily included $50.8 million in purchases of short-term investments, $3.1 million in deposits made towards the purchase of property and equipment, and $0.9 million paid to directly acquire property and equipment, partially offset by $48.9 million in redemptions of short-term investments. Net cash used in investing activities was $30.2 million for the year ended December 31, 2023, which primarily included $49.2 million in purchases of short-term investments, $6.3 million in deposits made towards the purchase of property and equipment, and $2.8 million paid to directly acquire property and equipment, partially offset by $23.0 million in redemptions of short-term investments, $4.0 million of net refund from the joint venture investment, $0.8 million of proceeds from the sale of machinery and equipment, and $0.5 million of deposits refunded from cancelled machinery orders.

Cash flows used in financing activities. Net cash used in financing activities was $33.6 million for the year ended December 31, 2024, which primarily included $31.0 million of dividend payments to shareholders, $2.3 million paid for the redemption of a non-controlling member's interest in Global Wells, and $1.1 million of payments towards long-term debt, partially offset by cash proceeds of $0.7 million received from the exercise of stock options. Net cash used in financing activities was $16.2 million for the year ended December 31, 2023, which primarily included $20.9 million of dividend payments to shareholders, $2.3 million of distributions from our variable interest entity to shareholders, and $1.0 million of payments towards long-term debt, partially offset by $8.0 million of additional borrowings under the 2027 Term Loan.

Related Party Transactions

For a description of significant related party transactions, see Note 16 — Related Party Transactions in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KARAT PACKAGING INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Karat Packaging Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karat Packaging Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 14, 2025

We have served as the Company’s auditor since 2023.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents (including $1,703 and $13,566 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	$31,584	$23,076
Short-term investments (including $11,128 and $0 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	28,343	26,343
Accounts receivable, net of allowance for bad debt of $758 and $392 at December 31, 2024 and December 31, 2023, respectively	26,736	27,763
Inventories	70,722	71,528
Prepaid expenses and other current assets (including $27 and $82 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	3,612	6,219
Total current assets	160,997	154,929
Property and equipment, net (including $42,972 and $44,185 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	87,982	95,226
Deposits	36	1,047
Goodwill	3,510	3,510
Intangible assets, net	300	327
Operating right-of-use assets	40,628	20,739
Other non-current assets (including $34 and $53 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	1,069	619
Total assets	$294,522	$276,397
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $16 and $63 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	$17,831	$18,446
Accrued expenses (including $489 and $591 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	13,555	10,576
Related party payable	3,130	5,306
Income taxes payable (including $3 and $0 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	65	—
Deferred revenue (including $0 and $116 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	742	951
Long-term debt, current portion (including $1,179 and $1,122 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	1,179	1,122
Operating lease liabilities, current portion	8,977	4,800
Other current liabilities (including $916 and $1,302 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	968	3,200
Total current liabilities	46,447	44,401

	December 31, 2024	December 31, 2023
Deferred tax liability	426	4,197
Long-term debt, net of current portion and debt discount of $141 and $203 at December 31, 2024 and December 31, 2023, respectively (including $47,279 and $48,396 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively, and debt discount of $141 and $203 associated with variable interest entity at December 31, 2024 and December 31, 2023, respectively)	47,279	48,396
Operating lease liabilities, net of current portion	35,435	16,687
Other non-current liabilities (including $1,198 and $0 associated with variable interest entity at December 31, 2024 and December 31, 2023 respectively)	2,736	26
Total liabilities	132,323	113,707
Commitments and Contingencies (Note 19)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,059,505 and 20,036,505 shares issued and outstanding, respectively, as of December 31, 2024 and 19,988,482 and 19,965,482 shares issued and outstanding, respectively, as of December 31, 2023	20	20
Additional paid in capital	89,457	86,667
Treasury stock, $0.001 par value, 23,000 shares as of both December 31, 2024 and December 31, 2023	(248)	(248)
Retained earnings	66,340	67,679
Total Karat Packaging Inc. stockholders’ equity	155,569	154,118
Noncontrolling interest	6,630	8,572
Total stockholders’ equity	162,199	162,690
Total liabilities and stockholders’ equity	$294,522	$276,397

The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Net sales	$422,633	$405,651
Cost of goods sold	258,304	252,608
Gross profit	164,329	153,043
Operating expenses
Selling expenses	52,286	41,490
General and administrative expenses (including $2,358 and $2,749 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	71,530	66,952
Impairment expense and loss, net, on disposal of machinery	2,752	2,525
Total operating expenses	126,568	110,967
Operating income	37,761	42,076
Other income (expenses)
Rental income (including $1,038 and $981 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	2,076	1,090
Other income (expenses), net	162	(45)
Gain on foreign currency transactions	520	103
Interest income (including $470 and $606 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	2,299	1,803
Interest expense (including $2,062 and $2,019 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	(2,123)	(2,043)
Total other income, net	2,934	908
Income before provision for income taxes	40,695	42,984
Provision for income taxes	9,871	9,804
Net income	30,824	33,180
Net income attributable to noncontrolling interest	849	710
Net income attributable to Karat Packaging Inc.	$29,975	$32,470
Basic and diluted earnings per share:
Basic	$1.50	$1.63
Diluted	$1.49	$1.63
Weighted average common shares outstanding, basic	20,002,211	19,904,698
Weighted average common shares outstanding, diluted	20,124,284	19,977,712
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	19,908,005	$20	(23,000)	$(248)	$85,792	$56,118	$141,682	$10,251	$151,933
Cash dividends declared ($1.05 per share)	—	—	—	—	—	(20,909)	(20,909)	—	(20,909)
Issuance of common stock upon vesting of restricted stock units	73,617	—	—	—	(18)	—	(18)	—	(18)
Stock-based compensation	—	—	—	—	770	—	770	—	770
Exercise of stock options	6,860	—	—	—	123	—	123	—	123
Distributions to shareholders, net of tax withholding	—	—	—	—	—	—	—	(2,295)	(2,295)
Noncontrolling interest tax withholding	—	—	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	—	32,470	32,470	710	33,180
Balance, December 31, 2023	19,988,482	$20	(23,000)	$(248)	$86,667	$67,679	$154,118	$8,572	$162,690
Cash dividends declared ($1.55 per share)	—	—	—	—	—	(31,016)	(31,016)	—	(31,016)
Issuance of common stock upon vesting of restricted stock units	31,550	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,065	—	2,065	—	2,065
Exercise of stock options	39,473	—	—	—	725	—	725	—	725
Global Wells noncontrolling membership interest redemption	—	—	—	—	—	(316)	(316)	(2,893)	(3,209)
Refund of Global Wells members' tax withholding payments	—	—	—	—	—	18	18	102	120
Net income	—	—	—	—	—	29,975	29,975	849	30,824
Balance, December 31, 2024	20,059,505	$20	(23,000)	$(248)	$89,457	$66,340	$155,569	$6,630	$162,199
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$30,824	$33,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $1,213 and $1,214 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	10,675	10,783
Adjustments to allowance for bad debt	468	(711)
Adjustments to inventory reserve	290	(399)
Write-off of inventories	1,458	3,897
Impairment of deposits	—	549
Write-off of vendor prepayment	—	1,124
Impairment of operating right-of-use asset	1,993	—
Loss, net, on disposal of machinery and equipment	759	2,002
Amortization of loan fees (including $62 and $57 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	92	81
Accrued interest on certificates of deposit (including $50 and $0 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	(50)	(155)
Stock-based compensation	2,065	770
Amortization of operating right-of-use assets	7,622	4,969
Deferred income taxes	(3,771)	(959)
Government grant income (including $187 and $0 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	(360)	—
(Increase) decrease in operating assets
Accounts receivable (including $32 and $6 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	559	2,860
Inventories	(942)	(3,820)
Prepaid expenses and other current assets (including $23 and $109 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	2,776	(466)
Other non-current assets (including $20 and $14 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	(79)	1,439
Increase (decrease) in operating liabilities
Accounts payable (including $47 and $60 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	(260)	696
Accrued expenses (including $102 and $34 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	2,979	1,571
Related party payable	(2,176)	366
Income taxes payable (including $3 and $0 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	65	—
Deferred revenue (including $0 and $49 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	(281)	(330)
Operating lease liabilities	(6,679)	(4,642)
Other liabilities	(45)	574
Net cash provided by operating activities	$47,982	$53,379

	Year Ended December 31,
	2024	2023
Cash flows from investing activities
Purchases of property and equipment	(934)	(2,835)
Proceeds from disposal of property and equipment	134	841
Payments for costs incurred from sale of machinery and equipment	—	(186)
Deposits paid for joint venture investment	—	(2,900)
Deposits refunded from joint venture investment	—	6,900
Deposits refunded from cancelled machinery orders	—	503
Deposits paid for property and equipment	(3,134)	(6,309)
Purchases of publicly-traded equity securities	29	—
Purchases of short-term investments (including $18,078 and $8,000 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	(50,806)	(49,188)
Redemption of short-term investments (including $7,000 and $8,000 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	48,856	23,000
Net cash used in investing activities	$(5,855)	$(30,174)
Cash flows from financing activities
Proceeds from long-term debt (including $0 and 8,000 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	—	8,000
Payments for lender fees	—	(61)
Payments on long-term debt (including $1,122 and $1,010 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	(1,122)	(1,010)
Tax withholding on vesting of restricted stock units	—	(18)
Proceeds from exercise of common stock options	725	123
Dividends paid to shareholders	(31,016)	(20,909)
Distributions to shareholders, net of tax withholding (including $0 and $2,295 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	—	(2,295)
Payment for Global Wells noncontrolling membership interest redemption (including $2,010 and $0 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	(2,326)	—
Refund of Global Wells members' tax withholding payments (including $120 and $0 associated with variable interest entity for the year ended December 31, 2024 and 2023, respectively)	120	—
Net cash used in financing activities	$(33,619)	$(16,170)
Net increase in cash and cash equivalents	$8,508	$7,035
Cash and cash equivalents
Beginning of period	$23,076	$16,041
End of period	$31,584	$23,076
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposits to property and equipment	$3,708	$10,463
Non-cash purchases of property and equipment	$122	$148
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,969	$11,765
Cash paid for interest	$2,031	$1,996

The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Lollicup USA Inc. (“Lollicup”) was incorporated in 2001 in California. Karat Packaging Inc. (“Karat Packaging”) was incorporated in 2018 in Delaware and became the parent company for Lollicup (collectively, the “Company”) through a share exchange with the shareholders of Lollicup. The Company's are listed on the NASDAQ Global Market under the symbol "KRT".

The Company is a manufacturer and distributor of single-use disposable products used in a variety of restaurant and foodservice settings. The Company supplies a wide range of products such as food and take-out containers, bags, boxes, tableware, cups, lids, cutlery, and straws. The products are available in plastic, paper, biopolymer-based, and other compostable forms. In addition to manufacturing and distribution, the Company also offers customized solutions to customers, including new product design and development, custom printing, distribution of specialty food and beverage products, such as syrups, boba, and coffee drinks, as well as logistics services.

The Company supplies products to national and regional distributors, restaurant chains, supermarkets, as well as to small businesses including convenience stores, mom-and-pop restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops.

The Company currently operates manufacturing facilities and distribution centers in Chino, California; Rockwall, Texas; and Kapolei, Hawaii. In addition, the Company operates seven other distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas. As described in Note 22 — Subsequent Events, the Company entered into a lease agreement on March 3, 2025 for an additional distribution center in Chino, California.

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

Estimates and Assumptions: Management uses estimates and assumptions in preparing financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ materially from the estimates that were assumed in preparing the consolidated financial statements. Estimates that are significant to the consolidated financial statements include allowance for doubtful accounts and reserve for excess and obsolete inventory.

Reporting Segments: The Company manages and evaluates its operations in one reportable segment. This segment consists of manufacturing and distribution of a broad portfolio of single-use products that are used to serve food and beverages and are available in plastic, paper, biopolymer-based, and other compostable forms. It also consists of the distribution of certain specialty food and beverage products, such as syrup, boba, and coffee drinks, as well as restaurant and warehouse supplies. The Company’s long-lived assets are all located in the United States, and its revenues are almost entirely generated in the United States.

Earnings per share: Basic earnings per common share is calculated by dividing net income attributable to Karat Packaging, Inc. by the weighted average number of common shares outstanding during the related period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares.

Cash and cash equivalents: The Company generally considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2024 and 2023, cash and cash equivalents were comprised of cash on hand, cash deposited with banks, certificates of deposit, and cash held in a certain money market fund.

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

The estimated useful life of property and equipment are as follows:

Machinery and equipment	3 years to 15 years
Leasehold improvements	Lesser of useful life or lease term
Vehicles	3 years to 5 years
Furniture and fixtures	3 years to 7 years
Building and building improvements	10 years to 40 years
Computer hardware and software	1 year to 3 years

Direct costs of constructing or acquiring property and equipment are capitalized as construction in progress. Depreciation would start when construction or acquisition is completed and the asset is ready for its intended use, at which point the construction in progress is transferred to property and equipment. Normal repairs and maintenance are expensed as incurred, whereas significant changes that materially increase values or extend useful lives are capitalized and depreciated over the estimated useful lives of the related assets.

Deposits: Deposits are payments made for machinery and equipment as well as construction and improvement for the Company’s facilities. During the year ended December 31, 2023, the Company recorded an impairment charge of $523,000 related to the cancellation of certain non-refundable equipment purchase commitments that it had previously paid deposits towards. There were no deposit impairment charges recorded for the year ended December 31, 2024.

Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If such events or circumstances exist, an impairment test is performed which comprises of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. During the year ended December 31, 2024, the Company recorded an impairment charge against its operating right-of-use ("ROU") assets of $1,993,000. See Note 14 — Leases for further information about this impairment charge. For the year ended December 31, 2023, management concluded that an impairment of long-lived assets was not required.

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

Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. During the years ended December 31, 2024 and 2023, the Company determined no goodwill impairment has occurred.

Government Grants: Both Lollicup and Global Wells had received certain government grants (the "Grants"), totaling $1,500,000 and $1,302,000, respectively, as of December 31, 2023. The Grants were provided to facilitate the Company's acquisition of land in Rockwall, Texas and the subsequent construction and operation of a facility (the “Facility”) in order to promote local business activity. The Grants comprised of $1,800,000 monetary grants and $1,002,000 non-monetary grants in the form of discount on the purchase price of the land acquisition price. The Grants were subject to specific conditions, including maintaining a minimum tax value for the facility in Rockwall, Texas for five calendar years through 2024 (the “Required Period”), continuing operations at the Facility during the Required Period, employing a minimum number of full-time equivalent employees with a minimum average annual gross wage during the Required Period, and refraining from engaging in a pattern or practice of unlawful employment of aliens during the Required Period. The Company determined the Grants to be grants related to assets, and elected to recognize the grant liability into income over the useful life of the Facility once the Grants had been received and there was reasonable assurance that both entities would comply with all grant conditions through the end of the Required Period. For the year ended December 31, 2024, the Company recorded $360,000 of grant income as an offset to general and administrative expenses in the consolidated statement of income and expects that the $70,000 in other current liabilities and $2,372,000 in other non-current liabilities as of December 31, 2024 related to the Grants on the consolidated balance sheet will be similarly amortized over the remaining useful life of the Facility as an offset against general and administrative expenses in the consolidated statement of income.

Variable Interest Entities: The Company has a variable interest in Global Wells located in Rockwall, Texas. In 2017, Lollicup along with three other unrelated parties formed Global Wells, of which Lollicup received a 13.5% ownership interest and a 25% voting interest. On February 29, 2024, Global Wells and one of its members (the "Selling Member") entered into a membership interest redemption agreement, under which the Selling Member sold and Global Wells purchased and redeemed all of the Selling Member's 10.8% ownership interest in Global Wells for a total cash consideration of $3,208,000, subject to tax withholding. Subsequent to the redemption, the ownership interests and voting power of the remaining members of Global Wells were adjusted proportionally, with Lollicup's ownership interest increasing to 15.1% and voting interest increasing to 33.3%. During the year ended December 31, 2024, a total cash payment of $2,325,000, net of tax withholding, was made to the Selling Member in full consideration of the redemption.

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

Upon entering into the Texas Lease with Lollicup on March 23, 2018, it was determined that Lollicup holds current and potential rights that give it the power to direct activities of Global Wells that most significantly impact Global Wells’ economic performance, the ability to receive significant benefits, and the obligation to absorb potentially significant losses, resulting in Lollicup having a controlling financial interest in Global Wells. As a result, Lollicup was deemed to be the primary beneficiary of Global Wells and has consolidated Global Wells under the risk and reward model of ASC 810, for the period from March 23, 2018. The monthly lease payments for both the Texas Lease and New Jersey Lease are eliminated upon consolidation. See Note 3 — Global Wells for standalone financial information.

Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 10 — Long Term Debt for a description of the two term loans that Global Wells had with financial institutions as of December 31, 2024.

Revenue Recognition: The Company generates revenues from product sales to customers that include national, and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the year ended December 31, 2024 and 2023, net sales disaggregated by customer type consist of the amounts shown below.

	Year Ended December 31,
	2024	2023
	(in thousands)
National and regional chains	$90,244	$89,655
Distributors	234,932	228,316
Online	70,130	61,265
Retail	27,327	26,415
	$422,633	$405,651

•National and regional chains revenue: National and regional chains revenue is derived from chain restaurants, supermarkets, and other businesses with locations across multiple states or cities. Revenue from transactions with national and regional chains is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer.

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

•Online revenue: Online revenue is derived from the Company's online storefront on www.lollicupstore.com and through the Company's mobile app, as well as other e-commerce platforms including Amazon, Walmart, eBay, and TikTok with customers largely consisting of small businesses such as small mom-and-pop restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops. Revenue from online transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. For online sales on third-party e-commerce platforms, the Company is the principal in the three-party arrangement and control of the products remains with the Company until transferring to the end customer or upon return from the end customer. Online platform fees are recognized as selling expenses.

•Retail revenue: Retail revenue is derived primarily from regional and local businesses, small mom-and-pop restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops. Revenue from retail transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer.

For all of the Company's revenue streams, shipping terms generally indicate when the title and risk of loss have passed, which is generally when products are delivered to customers. During the year ended December 31, 2024, the Company's revenue and cost of goods sold were understated by approximately $700,000 and $400,000, respectively, for products that had been shipped and recorded as revenue and costs of goods sold in 2023 but not delivered until 2024. In the prior periods, the Company had assessed the impact of the lag between shipping and delivery to the previously-issued quarterly and annual financial statements, and concluded that the impact on its overall financial statements, including net sales, cost of goods sold, accounts receivable, inventories and customer deposits was immaterial.

In addition to product sales, the Company also generates revenue from logistics services which is the transportation and delivery of shipping containers from ports to local retail customers. Logistics services revenue is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Logistics services revenue was $5,483,000 and $4,382,000 for the year ended December 31, 2024, and 2023, respectively.

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

The Company’s contract liabilities consist primarily of rebates, sales incentives, cooperative advertising, and deferred revenue. As of December 31, 2024 and 2023, the rebates, sales incentives and cooperative advertising were not significant to the financial statements. Deferred revenue is included in current liabilities in the consolidated balance sheets. During the year ended December 31, 2024 and 2023, the Company recognized into revenue $794,000 and $1,077,000, respectively, of previously deferred revenue at the beginning of each respective year.

Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying consolidated statements of income. Shipping and handling fees billed to customers are not deemed to be separate performance obligations for product sales. Shipping and handling costs included within selling expenses in the consolidated statements of income for the years ended December 31, 2024 and 2023 were $29,432,000 and $28,040,000, respectively.

Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue.

Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included within selling expenses in the consolidated statements of income were $6,762,000 and $4,865,000 for the years ended December 31, 2024 and 2023, respectively.

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

The Company extends credit based on the valuation of the customers’ financial condition and generally collateral is not required. Management believes the Company is not exposed to any material credit risk on these accounts.

For the years ended December 31, 2024 and 2023, purchases from the following vendor make up greater than 10 percent of total purchases:

	Year Ended December 31,
	2024	2023
Keary Global Ltd. (“Keary Global”) and its affiliate, Keary International, Ltd. ("Keary International") – related parties	11%	13%

Amounts due to the following vendors at December 31, 2024 and 2023, respectively, that exceed 10 percent of total accounts payable are as follows:

	December 31, 2024	December 31, 2023
Keary Global and its affiliate, Keary International – related parties	15%	22%
LK Global International Ltd.	13%	*
Fuling Technology Co., Ltd.	12%	16%
Wen Ho Industrial Co., Ltd	*	14%
* Amounts payable represented less than 10% of total accounts payable.

No customer accounted for more than 10 percent of sales or accounts receivable for the years ended December 31, 2024 and 2023.

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

The Company has financial instruments classified within the fair value hierarchy, which consist of the following:

•At December 31, 2024, the Company had money market accounts and investments in publicly-traded equity securities classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.

•At December 31, 2023, the Company had money market accounts and certificates of deposit classified as Level 1 and Level 2, respectively, within the fair value hierarchy.

The short-term investments as of December 31, 2024 and 2023 comprised of certificates of deposit with an original maturity of longer than 3 months and are reported at their carrying value as current assets on the consolidated balance sheets. The carrying value of these short-term investments approximate fair value as they were purchased near or on the respective balance sheet dates.

The following table summarizes the Company’s fair value measurements by level at December 31, 2024 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$725	$22,525	$—
Short-term investments	—	28,343	—
Publicly-traded equity securities	31	—	—
Fair value, December 31, 2024	$756	$50,868	$—

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other payable at December 31, 2024 and 2023 approximated fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	December 31, 2024
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$20,881	$19,846
2027 Term Loan	27,577	27,174
	$48,458	$47,020

	December 31, 2023
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$21,490	$19,999
2027 Term Loan	28,028	27,810
	$49,518	$47,809

The fair value of these financial instruments was determined using Level 2 inputs.

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. During the year ended December 31, 2024, the Company recorded an impairment against its operating ROU assets of $1,993,000. See Note 14 — Leases for further information about this impairment charge. With the exception of the ROU impairment, the Company did not have any long-lived non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition as of December 31, 2024 or 2023.

Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. The Company recorded a foreign currency gain of $520,000 and $103,000 for the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation: The Company recognizes stock-based compensation expense related to employee stock options and restricted stock units in accordance with ASC 718, Compensation — Stock Compensation. This standard requires the Company to record compensation expense equal to the fair value of awards granted to employees and non-employees. The Company accounts for forfeitures as they occur. There were no stock options granted during both the year ended December 31, 2024 and 2023.

Leases: The Company determines if an arrangement is a lease at inception. Leases are classified as either finance leases or operating leases. The Company has lease agreements for the use of facilities and vehicles, and its lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Certain lease agreements contain both lease and non-lease components. The Company has elected the practical expedient to not separate lease components from non-lease components and has applied that practical expedient to all material classes of leased assets. Fixed payments for non-lease components are combined with lease payments and accounted for together as a single lease component which increases the amount of the lease assets and liabilities. Certain lease agreements contain variable payments, which are expensed as incurred and not included in the lease assets and liabilities. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term using a discount rate based on similarly secured borrowings available to the Company. ROU assets include any prepaid lease amounts and excludes lease incentives. ROU assets and corresponding operating leases liabilities are recognized for all leases with an initial term greater than 12 months. ROU assets are subject to the Company's long-lived assets impairment testing, as discussed above.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The Company adopted this new standard for its annual period beginning January 1, 2024. The adoption of this new standard resulted in additional required disclosures, described further in Note 21 — Segment Report.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement Expenses (Topic 220): Disaggregation of Income Statement Expenses. The new guidance requires enhanced disclosure of disaggregated information about specific expense categories in the notes to financial statements on an annual and interim basis. The new guidance is effective for all public companies for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company will adopt the new standard in annual reporting period beginning after December 15, 2026. The application of this new guidance is not expected to have a material impact on the Company’s consolidated balance sheets, statements of income or cash flows, as the guidance pertains to disclosures only.

3. Global Wells

The following financial information includes assets and liabilities of Global Wells and are included in the accompanying consolidated balance sheets, except for those that eliminate upon consolidation:

	December 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$1,703	$13,566
Short-term investments	11,128	—
Prepaid expenses and other current assets	535	558
Property and equipment, net	42,972	44,185
Other non-current assets	2,608	3,240
Total assets	$58,946	$61,549
Accounts payable	$16	$63
Accrued expenses	489	591
Deferred revenue	—	116
Due to Lollicup USA Inc.	14	14
Income taxes payable	3	—
Other current liabilities	916	1,302
Long-term debt, current portion	1,179	1,122
Long-term debt, net of current portion	47,279	48,396
Other non-current liabilities	1,198	—
Total liabilities	$51,094	$51,604

During the year ended December 31, 2023, Global Wells made a pro rata distribution of its earnings of $3,956,000, net of all applicable withholding taxes, to its four members. Lollicup received $504,000, net of applicable withholding taxes, which was eliminated in the consolidated financial statements.

During the year ended December 31, 2024, Global Wells and one of its members entered into a membership interest redemption agreement. See Note 2 — Summary of Significant Accounting Policies for further discussion on the redemption.

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

See Note 16 — Related Party Transactions for further discussion on the Company's business activities with Keary Global.

5. Inventories

Inventories consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Raw materials	$6,640	$9,116
Semi-finished goods	1,885	1,343
Finished goods	62,837	61,419
Subtotal	71,362	71,878
Less: inventory reserve	(640)	(350)
Total inventories	$70,722	$71,528

The Company incurred inventory adjustments and write-offs of $1,458,000 and $3,897,000 for the year ended December 31, 2024 and 2023, respectively. Included within the amount for the year ended December 31, 2023 was a $1,710,000 write-off of raw materials, as the Company disposed of certain machinery and equipment in executing the strategy to scale back production in certain locations. Inventory adjustments and write-offs are included in cost of goods sold on the accompanying consolidated statements of income.

6. Property and Equipment

	December 31, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$66,928	$67,321
Leasehold improvements	19,193	19,085
Vehicles	8,395	7,038
Furniture and fixtures	1,015	1,015
Building	38,779	38,503
Land	11,907	11,907
Computer hardware and software	94	93
Construction in progress	431	—
	146,742	144,962
Less: accumulated depreciation and amortization	(58,760)	(49,736)
Total property and equipment, net	$87,982	$95,226

Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying consolidated statements of income.

For the year ended December 31, 2024 and 2023, depreciation and amortization expense reported within general and administrative expense was $4,264,000 and $3,981,000 respectively, and depreciation and amortization expense reported within cost of goods sold was $6,385,000 and $6,776,000, respectively.

7. Goodwill

The following table summarizes the activity in the Company's goodwill from December 31, 2022 to December 31, 2024:

(in thousands)
Balance at December 31, 2022	$3,510
Goodwill acquired	—
Balance at December 31, 2023	$3,510
Goodwill acquired	—
Balance at December 31, 2024	$3,510

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

The Company had no borrowings outstanding under the Line of Credit as of both December 31, 2024 and 2023. The amount issued under the standby letter of credit was $3,813,000 and $3,766,000 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, the maximum remaining amount that could be borrowed under the Line of Credit was $36,187,000 and $36,234,000, respectively. As of both December 31, 2024 and 2023, the Company was in compliance with the financial covenants under the Line of Credit.

As described in Note 22 — Subsequent Events, on March 3, 2025, the Company amended the Line of Credit again, which among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the revolving loan facility to $20,000,000, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Accrued miscellaneous expenses	$1,796	$1,271
Accrued payroll	1,953	1,685
Accrued ocean freight and other import costs	4,215	3,513
Accrued sale and use taxes	991	1,006
Accrued professional services fees	967	845
Accrued vacation and sick pay	899	619
Accrued property tax	1,150	552
Accrued shipping expenses	1,137	525
Accrued sales discount expense	374	487
Accrued interest expense	73	73
Total accrued expenses	$13,555	$10,576

10. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2024	December 31, 2023
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
	$20,923	$21,555
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
	27,676	28,166
Long-term debt	48,599	49,721
Less: unamortized loan fees	(141)	(203)
Less: current portion	(1,179)	(1,122)
Long-term debt, net of current portion	$47,279	$48,396

At December 31, 2024, future maturities are:

(in thousands)
2025	$1,179
2026	20,798
2027	26,622
$48,599

The Company was in compliance with all of its financial covenants as of both December 31, 2024 and 2023.

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

During the years ended December 31, 2024 and 2023, the Company paid out special and regular quarterly dividend totaling $31,016,000 and $20,909,000, respectively. Additionally, as described in Note 22 — Subsequent Events, on February 13, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company's common stock.

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

As of December 31, 2024, a total of 1,287,017 shares of common stock were available for further award grants under the Plan. For the years ended December 31, 2024 and 2023, the Company recognized a total of $2,065,000 and $770,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally between two to three years for both the restricted stock units and stock options. The Company recognized a net tax liability of $19,000 and net tax benefit of $187,000 from compensation expense related to stock options and restricted stock units during the years ended December 31, 2024 and 2023, respectively.

Stock Options

A summary of the Company’s stock option activity under the Plan for the years ended December 31, 2024 and 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2022	420,000	$18.58	8.8	$—
Exercised	(6,860)	17.84
Forfeited	(26,667)	18.86
Outstanding at December 31, 2023	386,473	$18.58	7.8	$2,424
Exercised	(39,473)	18.39
Forfeited	(33,333)	18.86
Outstanding at December 31, 2024	313,667	$18.57	6.8	$3,667
Vested and expected to vest at December 31, 2024	313,667	$18.57	6.8	$3,667
Exercisable at December 31, 2024	296,999	18.68	6.8	$3,438

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2024, multiplied by the number of shares per each option.

At December 31, 2024, total remaining stock-based compensation cost for unvested stock options under the Plan was approximately $2,000. The cost is expected to be recognized over a weighted-average period of 0.1 years.

Restricted Stock Units

A summary of the Company’s unvested restricted stock units activity under the Plan for the years ended December 31, 2024 and 2023 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	82,146	$11.47
Vested	(75,133)	11.13
Forfeited	(1,667)	10.00
Unvested at December 31, 2023	5,346	$16.71
Granted	97,004	29.31
Vested	(31,550)	27.54
Unvested at December 31, 2024	70,800	$29.14

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

At December 31, 2024, total remaining stock-based compensation cost for unvested restricted stock units under the Plan was approximately $974,000. The cost is expected to be recognized over a weighted-average period of 1.0 year.

13. Earnings Per Share

(a)Basic

Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the year by the weighted average number of common shares outstanding during the period.

	Year Ended December 31,
	2024	2023
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$29,975	$32,470
Weighted average shares	20,002	19,905
Basic earnings per share	$1.50	$1.63

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

The following table summarizes the calculation of diluted earnings per share:

	Year Ended December 31,
	2024	2023
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$29,975	$32,470
Weighted average shares	20,002	19,905
Dilutive shares
Stock options and restricted stock units	122	73
Total dilutive shares	20,124	19,978
Diluted earnings per share	$1.49	$1.63

For the years ended December 31, 2024 and 2023 a total of 4,803 and 213,599 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.

14. Leases

The Company primarily leases manufacturing facilities, distribution centers and office spaces with lease terms expiring through 2031. The following table summarizes the Company's lease costs in the accompanying consolidated statement of income:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease expense	$9,708	$6,171
Short-term lease expense	1,367	314
Variable lease expense	1,520	1,130
Total lease expense	$12,595	$7,615

For the year ended December 31, 2024 and 2023, total lease expense included in operating expenses was $10,337,000 and $6,541,000, respectively, and total lease expense included in cost of goods sold was $2,258,000 and $1,074,000, respectively.

The following table presents supplemental information related to operating leases:

	December 31, 2024	December 31, 2023
	(in thousands, except lease term and discount rate)
Weighted average remaining lease term	4.33 years	4.51 years
Weighted average discount rate	7.0%	6.2%
Right-of-use assets obtained in exchange for operating lease liabilities	$29,504	$9,995
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$8,805	$5,768

As of December 31, 2024, future lease payments under operating lease were as follows:

(in thousands)
2025	$11,749
2026	12,212
2027	11,203
2028	10,071
2029	5,654
Thereafter	737
Total future lease payments	51,626
Less: imputed interest	(7,214)
Total lease liability balance	$44,412

During the year ended December 31, 2024, the Company recorded a non-cash impairment of a ROU asset of $1,993,000 resulting from the sublease of its City of Industry warehouse in California.

Sublease income for the year ended December 31, 2024 and 2023 was $1,038,000 and $76,000, respectively. Sublease income is included in rental income in the accompanying consolidated statements of income.

Global Wells has been the landlord under an operating lease agreement with an unrelated party since September 2020. During both the years ended December 31, 2024 and 2023, Global Wells recognized rental income from this tenant of $739,000. As discussed in Note 22 — Subsequent Events, on February 28, 2025, the lease agreement between Global Wells and the tenant was terminated and effective March 1, 2025, Global Wells entered into a new six-year operating lease agreement with a different unrelated party, which ends February 28, 2031 and is expected to generate rental income of $1,128,000 per annum over the next five years.

15. Impairment Expense and Loss, Net, on Disposal of Machinery and Equipment

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

As discussed in Note 14 — Leases, the Company recorded a non-cash impairment of a ROU asset resulting from the sublease of its City of Industry warehouse in California in the year ended December 31, 2024.

The following table represents impairment expense and loss, net, on disposal of machinery:

	Year Ended December 31,
	2024	2023
	(in thousands)
Loss, net, on disposal of machinery in scaling back manufacturing	$—	$1,609
Loss, net, on disposal of machinery within normal course of business	759	393
Loss, net, on disposal	759	2,002
Impairment of ROU asset	1,993	—
Impairment of deposits	—	523
Total impairment expense and loss, net, on disposal of machinery	$2,752	$2,525

16. Related Party Transactions

Keary Global owns 250,004 shares of the Company's common stock as of December 31, 2024, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At December 31, 2024 and 2023, the Company has accounts payable due to Keary Global and Keary International of $3,130,000 and $5,306,000, respectively. Purchases for the years ended December 31, 2024 and 2023 from this related party were $35,109,000 and $39,595,000, respectively.

See Note 4 — Joint Venture for discussion on the Share Transfer Agreement with Keary Global.

17. Employee Benefits

The Company maintains a 401(k) plan for employees who meet specific requirements. The Company matches 100% of the employees’ contributions up to 3% of each employee’s salary, 87.5% of the employees’ contributions up to 4% of each employee’s salary, and 80% of the employees’ contributions up to 5% of each employee’s salary. The Company’s portion of the contributions is expensed as incurred with a total expense of $317,000 and $368,000 for the years ended December 31, 2024 and 2023, respectively.

18. Income Taxes

The provision for income taxes for the years ended December 31, 2024 and 2023, respectively, consisted of:

	Year Ended December 31,
	2024	2023
	(in thousands)
Current
Federal	$11,594	$8,987
State	2,048	1,776
	13,642	10,763
Deferred
Federal	(3,428)	(1,052)
State	(343)	93
	(3,771)	(959)
Provision for income taxes	$9,871	$9,804

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax assets (liabilities), calculated using effective tax rates is as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred tax assets:
State taxes	$402	$436
Reserves	666	503
Accruals and deferred expenses	1,592	794
Research and development credit	—	40
Inventory	1,137	1,012
Government grant	328	—
Stock-based compensation	537	282
Capitalized research and development costs	1,852	1,741
Operating lease liabilities	14,118	9,140
Total deferred tax assets	20,632	13,948
Deferred tax liabilities:
Fixed assets – depreciation	(8,504)	(9,902)
Investment in Global Wells Investment Group	(176)	(234)
Operating ROU asset	(12,378)	(8,009)
Total deferred tax liabilities	(21,058)	(18,145)
Net deferred tax liability	$(426)	$(4,197)

Reconciliation of income taxes are as follows from statutory rate of 21% to the effective tax rate for the year ended December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
	(in thousands)
Income tax computed at the federal statutory rate	$8,546	$8,988
State taxes, net of federal tax benefits	1,459	1,609
Noncontrolling interest - Income not subject to tax	(241)	(115)
Permanent items	22	42
Excess tax liability (benefit) from stock based compensation	19	(187)
Research and development credit	(76)	(417)
Others	142	(116)
Provision for income taxes	$9,871	$9,804

The Company may be audited by the Internal Revenue Service and various state tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company evaluates its exposures associated with the tax filing positions and, while it believes its positions comply with applicable laws, may record liabilities based upon estimates of the ultimate outcome of these matters and the guidance provided in ASC 740. As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefit.

The Company remains subject to IRS examination for the 2021 through 2023 tax years. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2020 through 2023 tax years. The Company continues to work with the IRS relating to the 2016 and 2017 tax years and does not expect a material impact to the financial statements.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of December 31, 2024, and 2023, based on the available evidence, the Company did not record any valuation allowance.

19. Commitments and Contingencies

On October 5, 2023, the Company received a final and binding judgment from the Taiwan Supreme Court, dismissing its claim filed in 2020 against one of its Taiwanese vendors to return a prepayment of $1,123,500 due to the vendor's failure to deliver products under the contract. As a result, the Company recorded a write-off of the prepayment, which is included in general and administrative expense in the consolidated statement of income for the year ended December 31, 2023.

In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection (“CBP”) had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. As of December 31, 2023, the Company had a reserve of $2,738,000, representing the total estimated probable loss on all thermal paper imports under the investigation period minus payments already made. On March 19, 2024, the Company initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. The Company accrued interest of $313,000 during the year ended December 31, 2024, related to the estimated total probable loss, increasing the total reserve to $3,051,000 as of December 31, 2024. In February 2025, the Company started to receive bills related to certain of its thermal paper shipments received during 2022. The Company is in the process of protesting the received bills with CBP, and is also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. The amount of the final payments could vary significantly from the estimated liability reserve.

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.

20. Secondary Offering

On September 12, 2023, certain selling stockholders completed a secondary public offering of shares of the Company's common stock. The Company did not receive any of the proceeds from the sale of these shares by the selling stockholders. The Company incurred offering transaction costs of $453,000, which were recognized in general and administrative expense in the consolidated statement of income for the year ended December 31, 2023.

21. Segment Report

The Company operates and evaluates its business as a single reportable segment. This segment encompasses the manufacturing and distribution of a diverse range of single-use food and beverage service products made from materials such as plastic, paper, biopolymer-based, and other compostable forms. It also includes the distribution of specialty food and beverage items, like syrups, boba, and coffee drinks, as well as restaurant and warehouse supplies. This single segment is identified because it engages in business activities in which it generates revenue and expenses, its performance is reviewed by the Company’s chief executive officer who is the chief operating decision maker (“CODM”), and it has distinct financial information available. The CODM assesses performance of the reportable segment and decides how to allocate resources based on consolidated net income, which is also reported on the consolidated statements of income. The CODM uses this information to compare actual results against budgeted expectations in assessing the performance of the segment.

The following is the summary of the financial information for the Company’s reportable segment:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net sales	$422,633	$405,651
Less:
Cost of goods sold	258,304	252,608
Shipping and transportation	34,119	32,001
Salaries and benefits	36,311	35,831
Professional services	5,024	4,337
Depreciation and amortization	4,290	4,008
Rent expense	9,364	6,096
Marketing expense	6,762	4,865
Online platform fees	11,043	6,440
Warehouse expense	3,862	2,426
Stock-based compensation	2,065	770
Secondary offering costs	—	453
Impairment expense and loss, net, on disposal of machinery	2,752	2,525
Interest expense	2,123	2,043
Provision for income taxes	9,871	9,804
Other segment expenses*	10,976	11,215
Add:
Interest income	2,299	1,803
Other income, net	2,758	1,148
Segment net income	30,824	33,180
Reconciliation of segment net income to consolidated net income
Adjustments and reconciling items	—	—
Consolidated net income	30,824	33,180
* Other segment expenses includes property taxes, insurance expenses, office expenses, and utilities.

The Company’s long-lived assets are all located in the United States, and its revenues are almost entirely generated in the United States. The accounting policies of the reportable segment are the same as those described in Note 2 — Summary of Significant Accounting Policies. Additionally, the total segment assets are the same as the consolidated total assets reported on the consolidated balance sheets.

22. Subsequent Events

On February 13, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company's common stock, which was paid on February 28, 2025 to shareholders of record at the close of business on February 24, 2025.

On February 20, 2025, the Company received a notice of entry of judgment in which the court confirmed the arbitration award filed by the landlord of the Company's Chino, California facility. As a result, the Company remeasured the lease liability and the right-of-use asset for this lease extension with the term expiring July 31, 2029, reflecting the change of estimate in the annual rent escalation. The remeasurement resulted in an increase of lease liability and the right-of-use asset of $1,360,000 and $1,250,000, respectively, as of December 31, 2024.

On February 28, 2025, the operating lease agreement between Global Wells, as the landlord, and an unrelated party, as the tenant, was terminated. Effective March 1, 2025, Global Wells entered into a new six-year operating lease agreement with a different unrelated party. See Note 14 — Leases for further discussion on the new operating lease agreement.

On March 3, 2025, the Company amended the Line of Credit again, which among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the revolving loan facility to $20,000,000, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%.

On March 3, 2025, subsequently amended on March 6, 2025, the Company entered into a 52-month lease agreement with G&O Chino Property, a California general partnership, commencing on April 1, 2025 for a second 187,000 square-foot distribution facility in Chino, California. The term of the lease expires July 31, 2029 and requires monthly base payments ranging from $205,000 to $231,000 with certain rent abatement periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective at December 31, 2024, due to the material weakness described below.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” (2013). Based on this assessment, management concluded that as of December 31, 2024, its internal control over financial reporting was not effective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the Company has the following material weakness in its internal control over financial reporting at December 31, 2024:

Management did not design and maintain effective controls to ensure appropriate segregation of duties related to the creation, approval and subsequent modification of journal entries. This deficiency did not result in a material misstatement to the consolidated financial statements, however, it could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

During the year ended December 31, 2024, management has redesigned its control over the journal entry creation and approval process, remediated gaps in the design of such internal control and performed operating effectiveness testing. However, additional time is required to demonstrate the control has operated effectively for a sufficient period of time. Management will consider the material weakness to be fully remediated once all relevant controls operate effectively for a sufficient period of time and management confirms their effectiveness through testing.

Management is committed to remediating the material weakness in a timely fashion and to making continuous improvements to the Company's internal control over financial reporting. Management will continually assess the effectiveness of the remediation efforts and may take additional measures to address control deficiencies or modify the remediation plan described above.

Remediation of Previously Identified Material Weaknesses

As reported in the 2023 Form 10-K, the Company previously identified and disclosed the following material weaknesses in its internal control over financial reporting for the year ended December 31, 2023:

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

As of December 31, 2024, management sufficiently completed its remediation of these material weaknesses with the exception of the segregation of duties, as discussed above, related to journal entry creation and approval process, by taking the following measures:

•Refined the design of entity-level controls impacting the control environment, risk assessment procedures and monitoring activities, including the implementation of controls and procedures to ensure adequate oversight and accountability over the performance of controls.

•Enhanced policies and procedures to improve Information Technology General Controls and the Company's overall IT environment, including enforcing newly or enhanced policies and controls around logical access and changes to significant IT systems.

•Updated and refined the COSO-based risk assessment to evaluate and identify risks impacting internal control over financial reporting.

•Implemented formal control activities to provide training and upskilling to key business process owners.

•Implemented and performed new control procedures to review all activities carried out and transactions completed by users with administrative rights (“privileged users”) within the Company’s ERP system.

•Enhanced control procedures around the monitoring and validating of information produced by the Company (“IPC”) supporting the performance of key controls including change management review procedures.

•Expanded user access review procedures to all key applications and relevant infrastructures that impact internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

The implementation of the redesigned control over the journal entry creation and approval process as described above represents a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders. Our Proxy Statement for the 2025 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated into this report by this reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and to all of our other officers, directors, employees and agents. The Code of Business Conduct and Ethics is available on our website at www.karatpackaging.com. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics on the above website within five business days following the date of such amendment or waiver.

Policy on Insider Trading

Our Board of Directors has adopted a Policy on Insider Trading, which applies to all of our directors, officers, independent consultants, contractors, and employees. A copy of our Policy on Insider Trading is included as Exhibit 19.1 to this Annual Report on Form 10-K and is also posted in the investor section of our website at www.karatpackaging.com.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1.The financial statements listed in the "Index to Financial Statements" on page F-1 are filed as part of this report.

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

4.2	Description of Registrant's Securities (Incorporated by reference to Exhibit 4.2 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2024).
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

10.7*	Lease Agreement, by and between the Company and G&O Chino Property, a California general partnership, as amended, for the Chino, California distribution center.
10.8
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

10.11
Form of Indemnification Agreement (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021.

10.12
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

10.14+
Form of Employment Agreement by and between the Company and Alan Yu (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.15+
Form of Employment Agreement by and between the Company and Marvin Cheng (Incorporated by reference from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.16
Business Loan Agreement dated October 6, 2021 by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.20 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2022).

10.17+
Employment Agreement, dated February 1, 2022, by and between the Company and Jian Guo (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2022).

10.18
Agreement, dated April 6, 2022, by and between Lollicup USA Inc. and Happiness Moon Co., Ltd. (English Translation) (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed on April 7, 2022)

10.19
Business Loan Agreement between Global Wells Investment Group LLC and East West Bank, dated June 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2022).

10.20
Change In Terms Agreement, dated August 18, 2022, by and between Lollicup USA Inc and Hanmi Bank (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2022).

10.21
Change In Terms Agreement, dated March 14, 2023, by and between Lollicup USA Inc and Hanmi Bank (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2023).

10.22
Agreement by and between Lollicup USA Inc., Keary Global Ltd., Happiness Moon Co. Ltd., and Bio Earth Technology, dated May 8, 2023 (English Translation) (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).

10.23
Share Transfer Agreement by and between Lollicup USA Inc. and Keary Global Ltd., dated May 8, 2023 (English Translation) (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).

10.24
Change In Terms Agreement, dated June 20, 2023, by and between Lollicup USA Inc and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2023).

10.25
Change In Terms Agreement , dated February 24, 2025 by and between Lollicup USA Inc. and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2025).

10.26
Separation Agreement and General Release, dated August 30, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2023).

10.27
Employment Agreement, dated October 5, 2023, between Karat Packaging Inc. and Daniel Quire, Chief Revenue Officer (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2023).

10.28+
Amendment to Employment Agreement, dated March 12, 2024, between Karat Packaging Inc. and Alan Yu, Chief Executive Officer (Incorporated by reference to Exhibit 10.32 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2024).

10.29+
Amendment to Employment Agreement, dated March 12, 2024, between Karat Packaging Inc. and Jian Guo, Chief Financial Officer (Incorporated by reference to Exhibit 10.33 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2024).

19.1
Karat Packaging Inc.'s Amended Insider Trading Policy, effective as of March 12, 2024 (Incorporated by reference to Exhibit 19.1 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2024).

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
97.1
Karat Packaging Inc.'s Clawback Policy, effective as of October 2, 2023 (Incorporated by reference to Exhibit 97.1 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2024).

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

DATE: March 14, 2025	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Yu	Chairman and Chief Executive Officer	March 14, 2025
Alan Yu	(Principal Executive Officer)

/s/ Jian Guo	Chief Financial Officer and Director	March 14, 2025
Jian Guo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eric Chen	Director	March 14, 2025
Eric Chen

/s/ Paul Chen	Director	March 14, 2025
Paul Chen

/s/ Eve Yen	Director	March 14, 2025
Eve Yen