Form 10-Q
period 2025-03-31
Karat Packaging Inc.
filed 2025-05-09
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on May 7, 2025 was 20,059,505 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents (including $8,611 and $1,703 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	$32,473	$31,584
Short-term investments (including $3,537 and $11,128 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	23,800	28,343
Accounts receivable, net of allowance for bad debt of $672 and $758 at March 31, 2025 and December 31, 2024, respectively	32,401	26,736
Inventories	79,906	70,722
Prepaid expenses and other current assets (including $172 and $27 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	3,399	3,612
Total current assets	171,979	160,997
Property and equipment, net (including $42,668 and $42,972 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	86,155	87,982
Deposits	172	36
Goodwill	3,510	3,510
Intangible assets, net	293	300
Operating right-of-use assets	48,831	40,628
Deferred tax asset	196	—
Other non-current assets (including $9 and $34 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	1,080	1,069
Total assets	$312,216	$294,522
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $19 and $16 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	$24,518	$17,831
Accrued expenses (including $186 and $489 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	14,868	13,555
Related party payable	5,057	3,130
Income taxes payable (including $6 and $3 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	2,189	65
Deferred revenue	1,137	742
Long-term debt, current portion (including $1,190 and $1,179 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	1,190	1,179
Operating lease liabilities, current portion	10,996	8,977
Other current liabilities (including $37 and $916 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	128	968
Total current liabilities	60,083	46,447

	March 31, 2025	December 31, 2024
Deferred tax liability	622	426
Long-term debt, net of current portion and debt discount of $125 and $141 at March 31, 2025 and December 31, 2024, respectively (including $46,988 and $47,279 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively, and debt discount of $125 and $141 associated with variable interest entity at March 31, 2025 and December 31, 2024, respectively)	46,988	47,279
Operating lease liabilities, net of current portion	41,535	35,435
Other non-current liabilities (including $1,249 and $1,198 associated with variable interest entity at March 31, 2025 and December 31, 2024 respectively)	2,777	2,736
Total liabilities	152,005	132,323
Commitments and Contingencies (Note 14)
Karat Packaging Inc. stockholders’ equity
Preferred stock, 0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of both March 31, 2025 and December 31, 2024	—	—
Common stock, 0.001 par value, 100,000,000 shares authorized, 20,059,505 and 20,036,505 shares issued and outstanding, respectively, as of both March 31, 2025 and December 31, 2024	20	20
Additional paid in capital	89,803	89,457
Treasury stock, 0.001 par value, 23,000 shares as of both March 31, 2025 and December 31, 2024	(248)	(248)
Retained earnings	63,732	66,340
Total Karat Packaging Inc. stockholders’ equity	153,307	155,569
Noncontrolling interest	6,904	6,630
Total stockholders’ equity	160,211	162,199
Total liabilities and stockholders’ equity	$312,216	$294,522
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$103,624	$95,613
Cost of goods sold	62,862	58,011
Gross profit	40,762	37,602
Operating expenses
Selling expenses	14,411	10,763
General and administrative expenses (including $677 and $556 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	18,548	16,769
Impairment expense and (gain) loss, net, on disposal of property and equipment	(17)	1,994
Total operating expenses	32,942	29,526
Operating income	7,820	8,076
Other income (expenses)
Rental income (including $446 and $255 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	776	291
Other income, net	44	55
Gain on foreign currency transactions	239	122
Interest income (including $226 and $213 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	566	431
Interest expense (including $500 and $517 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	(509)	(524)
Total other income, net	1,116	375
Income before provision for income taxes	8,936	8,451
Provision for income taxes	2,121	1,975
Net income	6,815	6,476
Net income attributable to noncontrolling interest	406	310
Net income attributable to Karat Packaging Inc.	$6,409	$6,166
Basic and diluted earnings per share:
Basic	$0.32	$0.31
Diluted	$0.32	$0.31
Weighted average common shares outstanding, basic	20,036,505	19,969,606
Weighted average common shares outstanding, diluted	20,198,654	20,075,485

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	19,988,482	$20	(23,000)	$(248)	$86,667	$67,679	$154,118	$8,572	$162,690
Cash dividends declared ($0.30 per share)	—	—	—	—	—	(5,992)	(5,992)	—	(5,992)
Issuance of common stock upon vesting of restricted stock units	3,750	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	375	—	375	—	375
Exercise of stock options	2,800	—	—	—	52	—	52	—	52
Global Wells noncontrolling membership interest redemption	—	—	—	—	—	(316)	(316)	(2,893)	(3,209)
Net income	—	—	—	—	—	6,166	6,166	310	6,476
Balance, March 31, 2024	19,995,032	$20	(23,000)	$(248)	$87,094	$67,537	$154,403	$5,989	$160,392

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	20,059,505	$20	(23,000)	$(248)	$89,457	$66,340	$155,569	$6,630	$162,199
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,017)	(9,017)	—	(9,017)
Stock-based compensation	—	—	—	—	346	—	346	—	346
Global Wells noncontrolling-interest tax withholding	—	—	—	—	—	—	—	(132)	(132)
Net income	—	—	—	—	—	6,409	6,409	406	6,815
Balance, March 31, 2025	20,059,505	$20	(23,000)	$(248)	$89,803	$63,732	$153,307	$6,904	$160,211

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$6,815	$6,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $304 and $303 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	2,688	2,629
Adjustments to allowance for bad debt	222	(12)
Adjustments to inventory reserve	90	40
(Recovery) write-off of inventory	(83)	293
Impairment of operating right-of-use asset	—	1,993
(Gain) loss, net, on disposal of property and equipment	(17)	1
Amortization of loan fees (including $15 associated with variable interest entity for both the three months ended March 31, 2025 and 2024)	23	23
Accrued interest on certificates of deposit (including $0 and $38 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	(48)	(126)
Unrealized loss from investment in publicly-traded equity securities	46	—
Stock-based compensation	346	375
Amortization of operating right-of-use assets	2,253	1,466
Government grant income (including $8 and $0 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	(18)	—
(Increase) decrease in operating assets
Accounts receivable	(5,887)	(2,336)
Inventories	(9,191)	(8,077)
Prepaid expenses and other current assets (including $112 and $4 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	257	1,727
Other non-current assets (including $25 and $14 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	(24)	(190)
Increase (decrease) in operating liabilities
Accounts payable (including $3 and $5 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	6,734	3,367
Accrued expenses (including $303 and $420 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	1,313	742
Related party payable	1,927	(6)
Income taxes payable (including $3 and $0 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	2,124	—
Deferred revenue	395	(507)
Operating lease liabilities	(2,337)	(1,474)
Other liabilities (including $59 and $0 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	98	155
Net cash provided by operating activities	$7,726	$6,559

	Three Months Ended March 31,
	2025	2024
Cash flows from investing activities
Purchases of property and equipment	(107)	(163)
Proceeds from disposal of property and equipment	59	23
Deposits paid for property and equipment	(989)	(761)
Purchases of publicly-traded equity securities	(212)	—
Proceeds from disposal of publicly-traded equity securities	191	—
Purchases of short-term investments (including $87 and $7,000 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	(8,148)	(12,190)
Redemption of short-term investments (including $7,678 and $0 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	12,739	5,144
Net cash provided by (used in) investing activities	$3,533	$(7,947)
Cash flows from financing activities
Payment of long-term debt (including $295 and $278 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	(295)	(278)
Payments for lender fees	(47)	—
Proceeds from exercise of common stock options	—	52
Dividends paid to shareholders	(9,017)	(5,992)
Payment of Global Wells noncontrolling-interest tax withholding (including $132 and $0 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	(132)	—
Payment of Global Wells noncontrolling membership interest redemption (including $0 and $2,010 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	—	(2,326)
Payment of Global Wells noncontrolling membership interest redemption gain tax withholding (including $879 and $0 associated with variable interest entity for the three months ended March 31, 2025 and 2024, respectively)	(879)	—
Net cash used in financing activities	$(10,370)	$(8,544)
Net increase (decrease) in cash and cash equivalents	$889	$(9,932)
Cash and cash equivalents
Beginning of period	$31,584	$23,076
End of period	$32,473	$13,144
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposits to property and equipment	$853	$1,148
Non-cash purchases of property and equipment	$37	$159
Supplemental disclosures of cash flow information:
Income tax refund	$—	$13
Cash paid for interest	$477	$502

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Lollicup USA Inc. (“Lollicup”) was incorporated in 2001 in California. Karat Packaging Inc. (“Karat Packaging”) was incorporated in 2018 in Delaware and became the holding company for Lollicup (collectively, the “Company”) through a share exchange with the shareholders of Lollicup. The Company's shares are listed on the NASDAQ Global Market under the symbol "KRT".

The Company is a manufacturer and distributor of single-use disposable products used in a variety of restaurant and foodservice settings. The Company supplies a wide range of products such as food and take-out containers, bags, boxes, tableware, cups, lids, cutlery, and straws. The products are available in plastic, paper, biopolymer-based, and other compostable forms. In addition to manufacturing and distribution, the Company offers customized solutions to customers, including new product design and development, custom printing, distribution of specialty food and beverages products, such as syrups, boba, and coffee drinks, as well as logistics services.

The Company supplies products to national and regional distributors, restaurant chains, supermarkets, as well as to small businesses including convenience stores, mom-and-pop restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops.

The Company currently operates manufacturing facilities and distribution centers in Chino, California, Rockwall, Texas, and Kapolei, Hawaii. In addition, the Company operates seven other distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas. The Company entered into a lease agreement on March 3, 2025 for an additional distribution center in Chino, California, which is expected to be fully operational by end of May 2025.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025.

The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024, as included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2025.

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

Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 8 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of March 31, 2025.

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

Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three months ended March 31, 2025 and 2024, net sales disaggregated by customer type consist of the amounts shown below.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Chains and distributors	79,599	74,297
Online	17,791	14,879
Retail	6,234	6,437
	$103,624	$95,613

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Chains and distributors revenue: National and regional chains revenue is derived from chain restaurants, supermarkets, and other businesses with multiple locations. Distributors revenue is derived from distributors across the U.S. that purchase the Company’s products for resale and distribution to restaurants, supermarkets, and other businesses. Chain accounts often order through their distribution partners. Revenue from transactions with chains and distributors is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer.

•Online revenue: Online revenue is derived from the Company's online storefront on www.lollicupstore.com, and through the Company's mobile app, as well as other e-commerce platforms with customers largely consisting of small businesses such as small mom-and-pop restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops. Revenue from online transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. For online sales on third-party e-commerce platforms, the Company is the principal in the three-party arrangement and control of the products remains with the Company until transferring to the end customer or upon return from the end customer. Online platform fees are recognized as selling expenses.

•Retail revenue: Retail revenue is derived primarily from regional and local restaurants, small mom-and-pop restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops. Revenue from retail transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer.

For all of the Company's revenue streams, shipping terms generally indicate when the title and risk of loss have passed, which is generally when products are delivered to customers.

In addition to product sales, the Company also generates revenue from logistics services which is the transportation and delivery of shipping containers from ports to local retail customers. Logistics services revenue is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. During the three months ended March 31, 2025 and 2024, the Company recognized logistics services revenue of $1,273,000 and $1,239,000, respectively.

The Company’s contract liabilities consist primarily of rebates, sales incentives, cooperative advertising, and deferred revenue. As of March 31, 2025 and December 31, 2024, the Company had accrued $414,000 and $377,000, respectively, related to rebates, sales incentives and cooperative advertising, included in accrued expenses in the condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $517,000 and $739,000, respectively, related to previously deferred revenue at the beginning of each respective period.

Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:

•At both March 31, 2025 and December 31, 2024, the Company had money market accounts and investments in publicly-traded equity securities classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.

The short-term investments comprise of certificates of deposits with an original maturity of longer than 3 months and are reported at their carrying value as current assets on the condensed consolidated balance sheets. The carrying value of these short-term investments approximates fair value as they were purchased near or on the respective balance sheet dates.

The following table summarizes the Company’s fair value measurements by level at March 31, 2025 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$2,448	$25,543	$—
Short-term investments	—	23,800	—
Publicly-traded equity securities	57	—	—
Fair value, March 31, 2025	$2,505	$49,343	$—

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarize the Company’s fair value measurements by level at December 31, 2024 for the assets measured at fair value on a recurring basis:

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other payables at March 31, 2025 and December 31, 2024, approximated fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	March 31, 2025
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$20,723	$19,910
2027 Term Loan	27,455	27,305
	$48,178	$47,215

	December 31, 2024
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$20,881	$19,846
2027 Term Loan	27,577	27,174
	$48,458	$47,020

The fair value of these financial instruments was determined using Level 2 inputs.

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. The Company recorded an impairment against its operating ROU assets of $1,993,000 during the three months ended March 31, 2024. See Note 11 — Leases for further information about this impairment charge. For the three months ended March 31, 2025, management concluded that an impairment of long-lived assets was not required. With the exception of the ROU impairment, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition as of March 31, 2025 or December 31, 2024.

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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The Company adopted this new standard for its annual period beginning January 1, 2024 and its interim period beginning January 1, 2025. The adoption of this new standard resulted in additional required disclosures, described further in Note 15 — Segment Report.

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

3. Inventories

Inventories consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$6,498	$6,640
Semi-finished goods	1,403	1,885
Finished goods	72,735	62,837
Subtotal	80,636	71,362
Less: inventory reserve	(730)	(640)
Total inventories	$79,906	$70,722

4. Property and Equipment

	March 31, 2025	December 31, 2024
	(in thousands)
Machinery and equipment	$67,024	$66,928
Leasehold improvements	19,212	19,193
Vehicles	8,383	8,395
Furniture and fixtures	1,015	1,015
Building	38,779	38,779
Land	11,907	11,907
Computer hardware and software	113	94
Construction in progress	723	431
	147,156	146,742
Less: accumulated depreciation and amortization	(61,001)	(58,760)
Total property and equipment, net	$86,155	$87,982

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.

For the three months ended March 31, 2025 and 2024, depreciation and amortization expense reported within general and administrative expense was $1,132,000 and $1,013,000, respectively, and depreciation and amortization expense reported within cost of goods sold was $1,549,000 and $1,609,000, respectively.

5. Goodwill

The following table summarizes the activity in the Company's goodwill from December 31, 2024 to March 31, 2025:

(in thousands)
Balance at December 31, 2024	$3,510
Goodwill acquired	—
Balance at March 31, 2025	$3,510

6. Line of Credit

Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the “Loan Agreement”), the Company has a line of credit with a maximum borrowing capacity of $20,000,000 (the “Line of Credit”) secured by the Company’s assets. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. The Company is required to comply with certain financial covenants, including a minimum current ratio, minimum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and a minimum fixed charge coverage ratio.

On March 3, 2025, the Company amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40,000,000 and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20,000,000, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. The Company further amended the Line of Credit on March 17, 2025, increasing the standby letter of credit sub-limit from $5,000,000 to $7,500,000.

The Company had no borrowings outstanding under the Line of Credit as of both March 31, 2025 and December 31, 2024. The amount issued under the standby letter of credit was $5,813,000 and $3,813,000 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the maximum remaining amount that could be borrowed under the Line of Credit was $14,187,000. As of both March 31, 2025 and December 31, 2024, the Company was in compliance with the financial covenants under the Line of Credit.

7. Accrued Expenses

The following table summarizes information related to accrued expense liabilities:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued miscellaneous expenses	$2,178	$1,796
Accrued payroll	1,109	1,953
Accrued ocean freight and other import costs	5,212	4,215
Accrued sale and use taxes	1,051	991
Accrued professional services fees	826	967
Accrued vacation and sick pay	1,114	899
Accrued property tax	332	1,150
Accrued shipping expenses	2,550	1,137
Accrued sales discount expense	413	374
Accrued interest expense	83	73
Total accrued expenses	$14,868	$13,555

8. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
The 2026 Term Loan, with an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which the Company exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity.	$20,758	$20,923
The 2027 Term Loan, with an initial balance of $20,700,000 and an option to request for additional advances up to a maximum of $8,000,000 through June 30, 2023, which the Company exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Prior to August 1, 2023, principal and interest payments of $104,000 are due monthly. Beginning August 1, 2023, monthly principal and interest payments increased to $144,000 for the remainder of the loan term, with the remaining principal balance due at maturity.	27,545	27,676
Long-term debt	48,303	48,599
Less: unamortized loan fees	(125)	(141)
Less: current portion	(1,190)	(1,179)
Long-term debt, net of current portion	$46,988	$47,279

At March 31, 2025, future maturities are:

(in thousands)
2025 (remainder)	$883
2026	20,798
2027	26,622
$48,303

The Company was in compliance with all of its financial covenants as of both March 31, 2025 and December 31, 2024.

9. Stock-Based Compensation

In January 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the “Plan”). As of March 31, 2025, a total of 1,287,017 shares of common stock were available for further award grants under the Plan. For

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the three months ended March 31, 2025 and 2024, the Company recognized a total of $346,000 and $375,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally within three years for both the restricted stock units and stock options.

Stock Options

A summary of the Company’s stock option activity under the Plan for the three months ended March 31, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	313,667	$18.57	6.8	$3,667
Outstanding at March 31, 2025	313,667	$18.57	6.6	$2,512
Vested and expected to vest at March 31, 2025	313,667	$18.57	6.6	$2,512
Exercisable at March 31, 2025	313,667	$18.57	6.6	$2,512

There were no stock options granted, exercised, or forfeited during the three months ended March 31, 2025. At March 31, 2025, all stock options granted under the Plan were fully vested and exercisable.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on March 31, 2025, multiplied by the number of shares per each option.

Restricted Stock Units

A summary of the Company’s unvested restricted stock units activity under the Plan for the three months ended March 31, 2025 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	70,800	$29.14
Unvested at March 31, 2025	70,800	$29.14

There were no restricted stock units granted or vested during the three months ended March 31, 2025. At March 31, 2025, total remaining stock-based compensation cost for unvested restricted stock units was approximately $631,000. The cost is expected to be recognized over a weighted-average period of 1.0 year.

10. Earnings Per Share

(a)Basic

Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,409	$6,166
Weighted average number of common shares in issue	20,037	19,970
Basic earnings per share	$0.32	$0.31

(b)Diluted

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,409	$6,166
Weighted average number of common shares in issue	20,037	19,970
Dilutive shares
Stock options and restricted stock units	162	105
Adjusted weighted average number of common shares	20,199	20,075
Diluted earnings per share	$0.32	$0.31

For the three months ended March 31, 2025 and 2024, a total of 0 and 19,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.

11. Leases

The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease expense	$3,046	$1,820
Short-term lease expense	648	9
Variable lease expense	316	373
Total lease expense	$4,010	$2,202

For the three months ended March 31, 2025 and 2024, rent expense included in operating expenses was $3,190,000 and $1,931,000, respectively, and rent expense included in cost of goods sold was $820,000 and $271,000, respectively.

The following table presents supplemental information related to operating leases:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term	4.15 years	4.33 years
Weighted average discount rate	6.9%	7.0%

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for operating lease liabilities	$10,457	$2,079
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$3,145	$1,829

As of March 31, 2025, future lease payments under operating leases were as follows:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
2025 (remainder)	$10,531
2026	14,885
2027	13,961
2028	12,915
2029	7,567
Thereafter	769
Total lease payments	60,628
Less: imputed interest	(8,097)
Total lease liability balance	$52,531

During the three months ended March 31, 2024, the Company recorded a non-cash impairment of a ROU asset of $1,993,000 resulting from the sublease of its City of Industry warehouse in California.

Global Wells has been the landlord under an operating lease agreement with an unrelated party since September 2020. On February 28, 2025, the lease agreement between Global Wells and the tenant was terminated and effective March 1, 2025, Global Wells entered into a new six-year operating lease agreement ending on February 28, 2031 with a different unrelated party that generates monthly rental payments from $87,000 to $101,000. The expected rental income is $846,000 for the remaining nine months of the year ending December 31, 2025, and $1,128,000 per annum over the next five years.

12. Related Party Transactions

Keary Global Ltd. ("Keary Global") owns 250,004 shares of the Company's common stock as of March 31, 2025, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. In addition to being a stockholder, Keary Global and Keary International, Ltd. ("Keary International") are inventory suppliers and purchasing agents for the Company overseas. The Company has entered into ongoing purchase and supply agreements with Keary Global. At March 31, 2025 and December 31, 2024, the Company has accounts payable due to Keary Global and Keary International of $5,057,000 and $3,130,000, respectively. Purchases for the three months ended March 31, 2025 and 2024 from this related party were $10,340,000 and $12,693,000, respectively.

13. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company's income tax expense was $2,121,000 and $1,975,000, respectively, with an effective tax rate of 23.7% and 23.4%, respectively. For both the three months ended March 31, 2025 and 2024, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes and noncontrolling interest income.

In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of March 31, 2025, the Company did not record any valuation allowance.

The Company remains subject to IRS examination for the 2021 through 2023 tax years. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2020 through 2023 tax years. The Company continues to work with the IRS relating to the 2016 and 2017 tax years and does not expect a material impact to the financial statements. As of both March 31, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefit.

14. Commitments and Contingencies

In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection (“CBP”) had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. On March 19, 2024, the Company initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, the Company started to receive bills related to certain of its thermal paper shipments. The Company is in the process of protesting the received bills with CBP, and is also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. The Company maintains a liability reserve representing the total estimated probable loss from the investigation plus accrued interest. As of March 31, 2025, and December 31, 2024, the Company had a total reserve of $3,101,000 and $3,051,000, respectively. The amount of the final payments could vary significantly from the estimated liability reserve.

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

15. Segment Report

The Company operates and evaluates its business as a single reportable segment. The following is the summary of the financial information for the Company’s reportable segment:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net sales	$103,624	$95,613
Less:
Cost of goods sold	62,862	58,011
Shipping and transportation	10,616	7,213
Salaries and benefits	9,065	8,929
Professional services	1,438	1,161
Depreciation and amortization	1,139	1,020
Rent expense	2,750	1,830
Marketing expense	1,518	1,093
Online platform fees	2,221	2,186
Warehouse expense	939	1,001
Stock-based compensation	346	375
ROU asset impairment expense	—	1,993
Interest expense	509	524
Provision for income taxes	2,121	1,975
Other segment expenses*	2,910	2,725
Add:
Interest income	566	431
Other income, net	1,059	468
Segment net income	6,815	6,476
Reconciliation of segment net income to consolidated net income
Adjustments and reconciling items	—	—
Consolidated net income	$6,815	$6,476
* Other segment expenses includes property taxes, insurance expenses, office expenses, and utilities.

There are no changes in the basis of segmentation or measurement of segment profit or loss since December 31, 2024. The Company’s long-lived assets are all located in the United States, and its revenues are almost entirely generated in the

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
United States. Additionally, the segment assets are the same as the assets reported on the condensed consolidated balance sheets.

16. Subsequent Events

On May 6, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company's common stock, which will be paid on or about May 23, 2025 to shareholders of record at the close of business on May 16, 2025.

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

•our ability to attract and retain skilled personnel and senior management; and

•other risks and uncertainties described in “Risk Factors" as set forth in Item I, Part 1A, “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the "SEC") on March 14, 2025 (the "2024 Form 10-K").

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

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.

Overview

We are a rapidly-growing and nimble distributor and manufacturer of disposable foodservice products and related items, including food and take-out containers, bags, boxes, tableware, cups, lids, cutlery, straws, specialty beverage ingredients, gloves, janitorial supplies, and other products. Our products are available in plastic, paper, biopolymer-based and other compostable forms. We are a leader in product innovation, offering a growing line of environmentally-friendly products to our customers, who are increasingly focused on sustainability. We also offer customized solutions to our customers, including new product design and development, custom printing, distribution of specialty food and beverage products, and logistics services.

We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of our vendors' products complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in evolving economic environment to drive operating efficiency and sustained margin expansion. We are focusing on strengthening our supply chain resilience and efficiency by prioritizing strong partnerships with reliable and cost-efficient sources and diversifying sourcing to countries with more favorable trade conditions and minimal tariffs. This has enabled us to expand our supplier base, minimize reliance on individual suppliers, enhance the resilience of our supply chain, expand our margin and improve our operating cash flows.

We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate seven other warehouse spaces and distribution centers located in Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Phoenix, Atlanta, and Honolulu metro areas. On March 3, 2025, we entered into a lease agreement for an additional distribution center of approximately 187,000 square foot in Chino, California and are currently in the process of setting up this location to be fully operational by end of May 2025.

We manage and evaluate our operations in one reportable segment.

Business Highlights and Trends

•We continued to strengthen our supply chain resilience ahead of the tariff uncertainty, by further reducing reliance on China, negotiating additional vendor support, expanding sourcing outside China, and ramping up domestic production for certain categories. Import from China as a percentage of total sourcing decreased to 18.4 percent for the three months ended March 31, 2025.

•We recorded net sales of $103.6 million for the three months ended March 31, 2025, an increase of 8.4% in amount and 10.9% in volume, compared to the three months ended March 31, 2024.

•We achieved gross margin of 39.3% for the three months ended March 31, 2025, consistent with the three months ended March 31, 2024.

•We recorded net income of $6.8 million for the three months ended March 31, 2025, an increase of 5.2% compared to the three months ended March 31, 2024.

•Our net income margin was 6.6% for the three months ended March 31, 2025, a decrease of 20 basis points from the three months ended March 31, 2024.

•We generated $7.7 million in net cash from operating activities for the three months ended March 31, 2025, an increase of 17.8% compared to the three months ended March 31, 2024.

•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $11.9 million for the three months ended March 31, 2025, a decrease of 12.0% from the three months ended March 31, 2024.

•Our Adjusted EBITDA margin, a non-GAAP measure defined below, was 11.5% for the three months ended March 31, 2025, a decrease of 270 basis points from the three months ended March 31, 2024.

•We had financial liquidity of $46.7 million and additional short-term investments of $23.8 million as of March 31, 2025.

•On May 6, 2025, our Board of Directors declared another quarterly cash dividend of $0.45 per share on our common stock, which will be paid on or about May 23, 2025 to shareholders of record at the close of business on May 16, 2025.

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

•The recent introduction of baseline and reciprocal tariffs by the new federal administration in April 2025, particularly targeting nations with significant trade deficits like China, has injected considerable uncertainty into the global trade landscape. Broader macroeconomic repercussions of these tariffs—including higher inflation, reduced growth, or altered consumer behavior—could influence demand for our products. We believe our strategic and proactive measures taken over the past few years ahead of the tariff announcements to enhance our supply chain resilience and diversify our sourcing beyond China have solidified our standing as a dependable industry partner, positioning us to capitalize on growth opportunities despite challenging external conditions. Complementing these multi-year efforts, our robust domestic manufacturing scalability allows for swift responses to market changes. Furthermore, we have implemented targeted price adjustments to mitigate potential cost pressures. Whether the U.S. can successfully negotiate favorable trade terms and whether we can continue to effectively strengthen our supply chain would have a significant impact on our operations and financial results, and our ability to continue to gain market share.

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

•Since early 2023 and throughout 2024, we have pivoted into a more asset-light growth model by increasing imports and scaling back manufacturing in the U.S. In light of the recently announced tariffs as discussed above, we have started to ramp up domestic production on certain selected categories to mitigate potential cost pressures from imports and ensure continued supply to our customers. We will continue to evaluate the mix between import and domestic manufacturing under our nimble operations and flexible supply chain model in the dynamic global trade environment.

Critical Accounting Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments.

There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Estimates” in Item 7 of Part II of our 2024 Form 10-K.

Results of Operations

The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net sales	$103,624	$95,613
Cost of goods sold	62,862	58,011
Gross profit	40,762	37,602
Operating expenses	32,942	29,526
Operating income	7,820	8,076
Other income, net	1,116	375
Provision for income taxes	2,121	1,975
Net income	$6,815	$6,476

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net sales

Net sales were $103.6 million for the three months ended March 31, 2025 compared to $95.6 million for the three months ended March 31, 2024, an increase of $8.0 million, or 8.4%. Net sales for the three months ended March 31, 2024 were understated by $0.7 million, which represented products shipped and recognized as revenue in 2023 but not delivered until 2024. Including this impact, the year-over-year increase in net sales was primarily driven by an increase of $11.7 million in volume and change in product mix, partially offset by a $3.9 million unfavorable year-over-year pricing comparison, as the Company continued to be competitive on the pricing front.

Cost of goods sold

Cost of goods sold was $62.9 million for the three months ended March 31, 2025 compared to $58.0 million for the three months ended March 31, 2024, an increase of $4.9 million, or 8.4%. Cost of goods sold for the three months ended March 31, 2024 was understated by $0.4 million related to products shipped and recognized as cost of goods sold in 2023 but not delivered until 2024, as discussed above. Including this impact, the year-over-year increase in cost of goods sold was primarily driven by an increase in product costs of $3.0 million, as a result of increased sales volume partially offset by more favorable vendor pricing and product mix, and an increase in ocean freight and duty costs of $2.0 million as a result of a 15.5% increase in import volume coupled with 4.3% higher freight container rates.

Gross profit

Gross profit was $40.8 million for the three months ended March 31, 2025 compared to $37.6 million for the three months ended March 31, 2024, an increase of $3.2 million, or 8.4%. Gross profit for the three months ended March 31, 2024 was understated by $0.3 million related to products shipped and recognized as revenue and cost of goods sold in 2023 but not delivered until 2024, as discussed above. Gross margin remained consistent at 39.3% for both the three months ended March 31, 2025 and 2024. Product costs as a percentage of net sales decreased to 49.5% during the three months ended March 31, 2025 from 50.5% during the three months ended March 31, 2024, due to more favorable vendor pricing, increased imports as a percentage of total product mix, and a positive impact from foreign currency due to a stronger United States Dollar compared to New Taiwan Dollar. This improvement in margin was offset by an increase in ocean freight and duty costs, as discussed above, which as a percentage of net sales increased to 8.6% during the three months ended March 31, 2025 from 7.3% during the three months ended March 31, 2024.

Operating expenses

Operating expenses were $32.9 million for the three months ended March 31, 2025 compared to $29.5 million for the three months ended March 31, 2024, an increase of $3.4 million, or 11.6%. The increase in operating expenses for the three months ended March 31, 2025 was driven by higher shipping and transportation costs of $3.4 million as a result of an increase in shipping volume and in online packages as a percentage of total shipments, an increase in rent expense of $0.9 million primarily due to a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center, an increase in marketing expense of $0.4 million as we increased online marketing efforts to grow our e-commerce sales channel, and an increase in professional services expense of $0.3 million. These increases were partially offset by a non-cash impairment of a ROU asset of $2.0 million resulting from the sublease of our City of Industry warehouse in California during the three months ended March 31, 2024.

Operating income

Operating income was $7.8 million for the three months ended March 31, 2025 compared to $8.1 million for the three months ended March 31, 2024, a decrease of $0.3 million, or 3.2%. The decrease was primarily due to an increase in operating expenses of $3.4 million, partially offset by an increase in gross profit of $3.2 million, as discussed above.

Other income, net

Other income, net was $1.1 million for the three months ended March 31, 2025 compared to $0.4 million for the three months ended March 31, 2024, an increase of $0.7 million, or 197.6%. The increase in other income, net for the three months ended March 31, 2025 was primarily driven by an increase in rental income of $0.5 million primarily from our City of Industry warehouse which we began to sublease in April 2024.

Provision for income taxes

Provision for income taxes was $2.1 million for the three months ended March 31, 2025 compared to $2.0 million for the three months ended March 31, 2024, an increase of $0.1 million, or 7.4%. The Company’s effective tax rate was 23.7% for the three months ended March 31, 2025 compared to 23.4% for the three months ended March 31, 2024.

Net income

Net income was $6.8 million for the three months ended March 31, 2025 compared to $6.5 million for the three months ended March 31, 2024, an increase of $0.3 million, or 5.2%. The increase was primarily driven by an increase of $0.7 million in other income, net, partially offset by a decrease of $0.3 million in operating income and an increase of $0.1 million in provision for income taxes, as discussed above.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

Reconciliation of Adjusted EBITDA (unaudited)	Three Months Ended March 31,
	2025		2024
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$6,815	6.6%	$6,476	6.8%
Add (deduct):
Interest income	(566)	(0.5)	(431)	(0.5)
Interest expense	509	0.5	524	0.6
Provision for income taxes	2,121	2.0	1,975	2.1
Depreciation and amortization	2,688	2.6	2,629	2.7
Stock-based compensation expense	346	0.3	375	0.4
Operating right-of-use asset impairment	—	—	1,993	2.1
Adjusted EBITDA	$11,913	11.5%	$13,541	14.2%

Free Cash Flow

Free Cash Flow is a financial measure calculated as cash from operating activities less cash used in (i) purchases of property and equipment, and (ii) deposits paid for property and equipment.

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

Set forth below is a reconciliation of net cash provided by operating activities to Free Cash Flow:

Reconciliation of Free Cash Flow (unaudited):	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$7,726	$6,559
Deduct:
Purchases of property and equipment	(107)	(163)
Deposits paid for property and equipment	(989)	(761)
Free Cash Flow	$6,630	$5,635

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

As described in Note 6 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 3, 2025, the Company amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40.0 million and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20.0 million, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, the Company entered into another amendment of the Line of Credit, increasing the standby letter of credit sublimit from $5.0 million to $7.5 million. As of March 31, 2025, the amount issued under the standby letter of credit was $5.8 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $14.2 million.

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

Additionally, as of March 31, 2025, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.

As of March 31, 2025, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of March 31, 2025, we had no borrowing on the Line of Credit, $27.5 million in outstanding balance under the 2027 Term Loan, and $20.8 million in outstanding balance under the 2026 Term Loan.

As discussed in Note 14 — Commitments and Contingencies to the condensed consolidated financial statements, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, we started to receive bills related to certain of our thermal paper shipments. We are in the process of protesting the received bills with CBP, and are also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. Although we have an import duty liability reserve of $3.1 million as of March 31, 2025, the amount of the final payments could vary significantly from the estimated liability reserve.

Additionally, as described in Note 16 — Subsequent Events to the condensed consolidated financial statements, on May 6, 2025 our Board of Directors declared another regular quarterly cash dividend of $0.45 per share on our common stock, which will be paid on or about May 23, 2025 to shareholders of record at the close of business on May 16, 2025. Prior to this, we paid out regular quarterly cash dividends totaling $9.0 million in the current fiscal year. Our ongoing operations and growth strategy may require us to continue to make investments in new markets and products, logistics and manufacturing infrastructure, e-commerce platform, talent, and technology capabilities. In addition, we may consider making strategic acquisitions and investments which could require significant liquidity. The rapidly changing macroeconomic, geopolitical and global trade dynamics created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund capital expenditures for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.

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

Liquidity Position

The following table summarizes total current assets, liabilities and working capital at March 31, 2025 compared to December 31, 2024:

	March 31, 2025	December 31, 2024	Change
	(in thousands)
Current assets	$171,979	$160,997	$10,982
Current liabilities	60,083	46,447	13,636
Working capital	$111,896	$114,550	$(2,654)

As of March 31, 2025, we had working capital of $111.9 million compared to $114.6 million as of December 31, 2024, representing a decrease of $2.7 million, or 2.3%. The decrease in working capital was driven by an increase of $13.6 million in current liabilities, partially offset by an increase of $11.0 million in current assets. The increase in current liabilities was primarily driven by an increase in accounts payable and related party payables of $8.6 million, an increase in income tax payable of $2.1 million, an increase in operating lease liabilities, current portion of $2.0 million from a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center, and an increase in accrued expenses of $1.3 million, partially offset by a reduction in other current liabilities of $0.8 million due to the payment of Global Wells noncontrolling membership interest redemption gain tax withholding. The increase in current assets was primarily driven by an increase in inventories of $9.2 million as we stocked up inventory ahead of the summer peak season and the increase in forecast demand, an increase in accounts receivable of $5.7 million as a result of stronger sales in the three months ended March 31, 2025 compared to the three months ended December 31, 2024, partially offset by a decrease in cash and cash equivalents and short-term investments of $3.7 million.

Cash Flows

The following table summarizes cash flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$7,726	$6,559
Net cash provided by (used in) investing activities	3,533	(7,947)
Net cash used in financing activities	(10,370)	(8,544)
Net change in cash and cash equivalents	$889	$(9,932)

Cash flows provided by operating activities. Net cash provided by operating activities was $7.7 million for the three months ended March 31, 2025, primarily the result of net income of $6.8 million, adjusted for certain non-cash items totaling $5.5 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, stock-based compensation, and adjustments to the allowance for doubtful accounts and inventory reserve. In addition, cash decreased by $4.6 million from changes in working capital, which included a decrease of $9.2 million from inventory build-up, a decrease of $5.9 million from an increase in accounts receivable from higher sales, and a decrease of $2.3 million from a reduction in operating lease liabilities. These decreases were partially offset by an increase of $8.7 million from higher accounts and related party payables primarily associated with increased inventory purchases, an increase of $2.1 million from higher income tax payable, and an increase of $1.3 million from higher accrued expenses.
Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2024, primarily the result of net income of $6.5 million, adjusted for certain non-cash items totaling $6.7 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, write-off of inventory, stock-based compensation, ROU asset impairment, and accrued interest on certificates of deposit. In addition, cash decreased $6.6 million from changes in working capital, which included a decrease of $8.1 million from inventory build-up, a decrease of $2.3 million from an increase in accounts receivable, a decrease of $1.5 million from reductions in operating lease liabilities, and a decrease of $0.5 million from less deferred revenue. These decreases were partially offset by an increase of $1.7 million from reductions in prepaid expenses, $3.4 million from higher accounts and related party payables, and $0.7 million from higher accrued expenses.

Cash flows provided by (used in) investing activities. Net cash provided by investing activities was $3.5 million for the three months ended March 31, 2025, which primarily included $12.7 million in redemptions of short-term investments, partially offset by $8.1 million in purchases of short-term investments, and $1.0 million of deposits paid for the purchase of property and equipment.
Net cash used in investing activities was $7.9 million for the three months ended March 31, 2024, which primarily included $12.2 million in purchases of short-term investments, $0.8 million of deposits paid for the purchase of property and equipment, and $0.2 million paid to directly purchase property and equipment, partially offset by $5.1 million in redemptions of short-term investments.

Cash flows used in financing activities. Net cash used in financing activities was $10.4 million for the three months ended March 31, 2025, which primarily included $9.0 million of cash dividends paid to shareholders, $0.9 million of Global Wells membership interest redemption gain tax withholding payment, and $0.3 million of payments towards long-term debt.
Net cash used in financing activities was $8.5 million for the three months ended March 31, 2024, which primarily included $6.0 million of cash dividends paid to shareholders, $2.3 million paid for the redemption of a non-controlling member's interest in Global Wells, and $0.3 million of payments towards long-term debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

Remediation of Previously Disclosed Material Weakness

As previously disclosed in Part II, “Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, management had identified the following material weakness in our internal control over financial reporting as of December 31, 2024.

Management did not design and maintain effective controls to ensure appropriate segregation of duties related to the creation, approval and subsequent modification of journal entries. This deficiency could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

During the year ended December 31, 2024, management has redesigned its control over the journal entry creation and approval process, remediated gaps in the design of such internal control and performed operating effectiveness testing. However, as of December 31, 2024, additional time was required to demonstrate the control has operated effectively for a sufficient period of time.

During the three months ended March 31, 2025, management has continued to perform the enhanced control over the journal entry creation and approval process. Management has completed the testing necessary to conclude that the enhanced control was appropriately designed, implemented and operating effectively for a sufficient period of time as of March 31, 2025, and that the previously-identified material weakness described above has been remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our 2024 Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2024 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The discussion of the risk factor below updates the corresponding disclosure under the same heading in the 2024 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in our 2024 Annual Report on Form 10-K.

Recent trade policy shifts, including increased import tariffs and the renegotiation of trade agreements, could have a material adverse impact on our business, financial condition or results of operations.

Both global and domestic economic and geopolitical conditions greatly impact our business. The new federal administration's recent trade policy shifts, including increased import tariffs and the renegotiation of trade agreements, has increased the level of uncertainty in the global trading environment. These tariffs, affecting imports from countries such as China, could substantially increase the cost of our products, including raw materials needed for domestic manufacturing, and/or impact our ability to supply certain products to our customers. We are currently evaluating the potential impact of these tariffs on our business and financial condition, which will ultimately depend on their actual implementation details and any exclusions offered by the administration. Escalating trade tensions pose several risks, including increased manufacturing costs, global supply chain disruptions, limitations on domestic and international sales, and reduced sales volumes and margins, all of which could negatively impact our business. Additionally, the loss of our ability to pass those cost increases through to our customers could also have a materially adverse impact on our business, financial condition or results of operations. Even if we are able to pass increased costs on to customers, higher prices could reduce demand for our products, further negatively affecting our sales and profitability.

In the past, we have identified a material weakness in our internal controls over financial reporting. If we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

As described in our 2024 Annual Report, we had identified a material weakness in our internal controls over financial reporting as of December 31, 2024. As further described in Part I, Item 4 "Controls and Procedures" of this Quarterly Report on Form 10-Q, the material weakness previously identified was fully remediated in the first quarter of 2025. If, in the future, we again have a material weakness in our internal controls over financial reporting, this could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our common stock may decline as a result.

Except for the above, there have been no other material changes to the Risk Factors previously disclosed in the 2024 Form 10-K, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
10.1
Lease Agreement, by and between the Company and G&O Chino Property, a California general partnership, as amended, for the Chino, California distribution center (Incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2025)

10.2
Change In Terms Agreement, dated February 24, 2025, by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2025)

10.3*	Change In Terms Agreement, dated March 17, 2025, by and between Lollicup USA Inc. and Hanmi Bank
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 9, 2025	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)