Form 10-Q
period 2025-06-30
Karat Packaging Inc.
filed 2025-08-08
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on August 6, 2025 was 20,092,755 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents (including $1,153 and $1,703 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	$30,549	$31,584
Short-term investments (including $11,432 and $11,128 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	26,443	28,343
Accounts receivable, net of allowance for bad debt of $426 and $758 at June 30, 2025 and December 31, 2024, respectively	36,385	26,736
Inventories	88,779	70,722
Prepaid expenses and other current assets (including $91 and $27 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	4,095	3,612
Total current assets	186,251	160,997
Property and equipment, net (including $42,365 and $42,972 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	83,495	87,982
Deposits	—	36
Goodwill	3,510	3,510
Intangible assets, net	287	300
Operating right-of-use assets	46,187	40,628
Deferred tax asset	196	—
Other non-current assets (including $29 and $34 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	1,037	1,069
Total assets	$320,963	$294,522
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $116 and $16 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	$33,160	$17,831
Accrued expenses (including $316 and $489 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	14,228	13,555
Related party payable	7,974	3,130
Income taxes payable (including $0 and $3 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	151	65
Deferred revenue	1,137	742
Long-term debt, current portion (including $1,206 and $1,179 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	1,206	1,179
Operating lease liabilities, current portion	11,545	8,977
Other current liabilities (including $45 and $916 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	97	968
Total current liabilities	69,498	46,447

	June 30, 2025	December 31, 2024
Deferred tax liability	622	426
Long-term debt, net of current portion and debt discount of $109 and $141 at June 30, 2025 and December 31, 2024, respectively (including $46,700 and $47,279 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively, and debt discount of $109 and $141 associated with variable interest entity at June 30, 2025 and December 31, 2024, respectively)	46,700	47,279
Operating lease liabilities, net of current portion	38,678	35,435
Other non-current liabilities (including $1,241 and $1,198 associated with variable interest entity at June 30, 2025 and December 31, 2024 respectively)	2,759	2,736
Total liabilities	158,257	132,323
Commitments and Contingencies (Note 14)
Karat Packaging Inc. stockholders’ equity
Preferred stock, 0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of both June 30, 2025 and December 31, 2024	—	—
Common stock, 0.001 par value, 100,000,000 shares authorized, 20,105,655 and 20,082,655 shares issued and outstanding, respectively, as of June 30, 2025 and 20,059,505 and 20,036,505 shares issued and outstanding, respectively, as of December 31, 2024	20	20
Additional paid in capital	90,443	89,457
Treasury stock, 0.001 par value, 23,000 shares as of both June 30, 2025 and December 31, 2024	(248)	(248)
Retained earnings	65,632	66,340
Total Karat Packaging Inc. stockholders’ equity	155,847	155,569
Noncontrolling interest	6,859	6,630
Total stockholders’ equity	162,706	162,199
Total liabilities and stockholders’ equity	$320,963	$294,522
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$123,986	$112,600	$227,610	$208,213
Cost of goods sold	74,879	69,193	137,741	127,204
Gross profit	49,107	43,407	89,869	81,009
Operating expenses
Selling expenses	13,716	13,868	28,127	24,631
General and administrative expenses (including $785 and $689 associated with variable interest entity for the three months ended June 30, 2025 and 2024, respectively; $1,462 and $1,245 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	19,124	17,893	37,672	34,662
Impairment expense and (gain) loss, net, on disposal of property and equipment	(283)	531	(300)	2,525
Total operating expenses	32,557	32,292	65,499	61,818
Operating income	16,550	11,115	24,370	19,191
Other income (expenses)
Rental income (including $361 and $258 associated with variable interest entity for the three months ended June 30, 2025 and 2024, respectively; $807 and $513 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	755	600	1,531	891
Other (expenses) income, net	(82)	51	(38)	106
(Loss) gain on foreign currency transactions	(2,867)	317	(2,628)	439
Interest income (including $85 and $133 associated with variable interest entity for the three months ended June 30, 2025 and 2024, respectively; $311 and 346 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	676	533	1,242	964
Interest expense (including $509 and $519 associated with variable interest entity for the three months ended June 30, 2025 and 2024, respectively; $1,009 and $1,036 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	(521)	(548)	(1,030)	(1,072)
Total other (expenses) income, net	(2,039)	953	(923)	1,328
Income before provision for income taxes	14,511	12,068	23,447	20,519
Provision for income taxes	3,459	2,841	5,580	4,816
Net income	11,052	9,227	17,867	15,703
Net income attributable to noncontrolling interest	118	127	524	437
Net income attributable to Karat Packaging Inc.	$10,934	$9,100	$17,343	$15,266
Basic and diluted earnings per share:
Basic	$0.55	$0.46	$0.87	$0.76
Diluted	$0.54	$0.45	$0.86	$0.76
Weighted average common shares outstanding, basic	20,058,247	19,994,250	20,047,436	19,981,928
Weighted average common shares outstanding, diluted	20,191,111	20,113,842	20,194,942	20,094,664
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	19,988,482	$20	(23,000)	$(248)	$86,667	$67,679	$154,118	$8,572	$162,690
Cash dividends declared ($0.30 per share)	—	—	—	—	—	(5,992)	(5,992)	—	(5,992)
Issuance of common stock upon vesting of restricted stock units	3,750	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	375	—	375	—	375
Exercise of stock options	2,800	—	—	—	52	—	52	—	52
Global Wells noncontrolling membership interest redemption	—	—	—	—	—	(316)	(316)	(2,893)	(3,209)
Net income	—	—	—	—	—	6,166	6,166	310	6,476
Balance, March 31, 2024	19,995,032	$20	(23,000)	$(248)	$87,094	$67,537	$154,403	$5,989	$160,392
Cash dividends declared ($0.35 per share)	—	—	—	—	—	(7,004)	(7,004)	—	(7,004)
Issuance of common stock upon vesting of restricted stock units	27,800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	940	—	940	—	940
Exercise of stock options	14,833	—	—	—	273	—	273	—	273
Net income	—	—	—	—	—	9,100	9,100	127	9,227
Balance, June 30, 2024	20,037,665	$20	(23,000)	$(248)	$88,307	$69,633	$157,712	$6,116	$163,828

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	20,059,505	$20	(23,000)	$(248)	$89,457	$66,340	$155,569	$6,630	$162,199
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,017)	(9,017)	—	(9,017)
Stock-based compensation	—	—	—	—	346	—	346	—	346
Global Wells noncontrolling-interest tax withholding	—	—	—	—	—	—	—	(132)	(132)
Net income	—	—	—	—	—	6,409	6,409	406	6,815
Balance, March 31, 2025	20,059,505	$20	(23,000)	$(248)	$89,803	$63,732	$153,307	$6,904	$160,211
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,031)	(9,031)	—	(9,031)
Issuance of common stock upon vesting of restricted stock units	35,800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	445	—	445	—	445
Exercise of stock options	10,350	—	—	—	195	—	195	—	195
Global Wells membership-interest tax withholding	—	—	—	—	—	(3)	(3)	(163)	(166)
Net income	—	—	—	—	—	10,934	10,934	118	11,052
Balance, June 30, 2025	20,105,655	$20	(23,000)	$(248)	$90,443	$65,632	$155,847	$6,859	$162,706

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$17,867	$15,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $607 associated with variable interest entity for both the six months ended June 30, 2025 and 2024, respectively)	5,366	5,289
Adjustments to allowance for bad debt	(48)	140
Adjustments to inventory reserve	60	375
Write-off of inventory	296	451
Impairment of operating right-of-use asset	—	1,993
(Gain) loss, net, on disposal of property and equipment	(300)	532
Amortization of loan fees (including $31 associated with variable interest entity for both the six months ended June 30, 2025 and 2024)	47	46
Accrued interest on certificates of deposit (including $0 and $132 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	—	(299)
Unrealized loss from investment in publicly-traded equity securities	2	—
Stock-based compensation	791	1,315
Amortization of operating right-of-use assets	4,898	3,461
Government grant income (including $16 and $0 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	(35)	—
(Increase) decrease in operating assets
Accounts receivable	(9,601)	(6,060)
Inventories	(18,413)	(9,139)
Prepaid expenses and other current assets (including $32 and $12 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	(432)	1,976
Other non-current assets (including $4 and $10 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	(16)	(165)
Increase (decrease) in operating liabilities
Accounts payable (including $100 and $5 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	15,576	6,300
Accrued expenses (including $173 and $323 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	673	3,371
Related party payable	4,844	(1,433)
Income taxes payable	86	—
Deferred revenue	395	(449)
Operating lease liabilities	(4,646)	(3,093)
Other liabilities (including $67 and $0 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	66	(60)
Net cash provided by operating activities	$17,476	$20,254

	Six Months Ended June 30,
	2025	2024
Cash flows from investing activities
Purchases of property and equipment	(274)	(415)
Proceeds from disposal of property and equipment	475	90
Deposits paid for property and equipment	(989)	(2,041)
Purchases of publicly-traded equity securities	(451)	—
Proceeds from disposal of publicly-traded equity securities	503	—
Purchases of short-term investments (including $7,982 and $7,000 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	(16,300)	(22,513)
Redemption of short-term investments (including $7,678 and $0 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	18,200	16,412
Net cash provided by (used in) investing activities	$1,164	$(8,467)
Cash flows from financing activities
Payments on long-term debt (including $583 and $555 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	(583)	(555)
Payments for lender fees	(62)	—
Proceeds from exercise of common stock options	195	325
Dividends paid to shareholders	(18,048)	(12,996)
Payment of Global Wells membership interest tax withholding (including $295 and $0 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	(298)	—
Payment of Global Wells noncontrolling membership interest redemption (including $0 and $2,010 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	—	(2,326)
Payment of Global Wells noncontrolling membership interest redemption gain tax withholding (including $879 and $0 associated with variable interest entity for the six months ended June 30, 2025 and 2024, respectively)	(879)	—
Net cash used in financing activities	$(19,675)	$(15,552)
Net decrease in cash and cash equivalents	$(1,035)	$(3,765)
Cash and cash equivalents
Beginning of period	$31,584	$23,076
End of period	$30,549	$19,311
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposits to property and equipment	$1,025	$2,492
Non-cash purchases of property and equipment	$37	$118
Non-cash disposal of property and equipment	$200	$—
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,491	$3,315
Cash paid for interest	$948	$1,040

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

The Company currently operates manufacturing facilities and distribution centers in Chino, California, Rockwall, Texas, and Kapolei, Hawaii. In addition, the Company operates eight other distribution centers located in Chino, California; Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025.

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

The purpose of Global Wells is to own, construct, and manage warehouses and manufacturing facilities. Global Wells’ operating agreement may require its members to make additional contributions upon the unanimous decision of the members or when the cash in Global Wells’ bank account falls below $50,000. In the event that a member is unable to make an additional capital contribution, the other members will be required to make contributions to offset the amount that the member cannot contribute, up to $25,000.

Global Wells was determined to be a variable interest entity in accordance with ASC Topic 810, Consolidations, however, at the time the investment was made, it was determined that Lollicup was not the primary beneficiary. In 2018, Lollicup entered into an operating lease with Global Wells (the “Texas Lease”). In 2020, the Company entered into another operating lease with Global Wells (the “New Jersey Lease”). On June 26, 2025, the Company renewed the New Jersey Lease with Global Wells, extending the lease term for an additional five years to August 31, 2030.

Upon entering into the Texas Lease with Lollicup on March 23, 2018, it was determined that Lollicup holds current and potential rights that give it the power to direct activities of Global Wells that most significantly impact Global Wells’ economic performance, the ability to receive significant benefits, and the obligation to absorb potentially significant losses, resulting in Lollicup having a controlling financial interest in Global Wells. As a result, Lollicup was deemed to be the primary beneficiary of Global Wells and has consolidated Global Wells under the risk and reward model of ASC 810, for the period from March 23, 2018. The monthly lease payments for both the Texas Lease and the New Jersey Lease are eliminated upon consolidation.

Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 8 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of June 30, 2025.

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

Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three and six months ended June 30, 2025 and 2024, net sales disaggregated by customer type consist of the amounts shown below.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Chains and distributors *	$97,165	$87,228	$177,835	$162,596
Online	20,884	19,546	38,675	34,425
Retail *	5,937	5,826	11,100	11,192
	$123,986	$112,600	$227,610	$208,213

* During the three months ended June 30, 2025, the Company reclassified one customer from the retail to the chains and distributors channel, and recast the corresponding net sales amounts of $1,071,000 and $2,150,000 for the three and six months ended June 30, 2024, respectively, to conform to the current period presentation. The recast had no effect on previously reported consolidated net sales for the three and six months ended June 30, 2024.

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

In addition to product sales, the Company also generates revenue from logistics services, which is the transportation and delivery of shipping containers from ports to local retail customers. Logistics services revenue is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. During the three months ended June 30, 2025 and 2024, the Company recognized logistics services revenue of $1,349,000 and $1,206,000, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized logistics services revenue of $2,622,000 and $2,445,000, respectively.

The Company’s contract liabilities consist primarily of rebates, sales incentives, cooperative advertising, and deferred revenue. As of June 30, 2025 and December 31, 2024, the Company had accrued $732,000 and $377,000, respectively, related to rebates, sales incentives, and cooperative advertising, included in accrued expenses in the condensed consolidated balance sheets. During both the three months ended June 30, 2025 and 2024, the Company recognized revenue of $39,000, related to previously deferred revenue at the beginning of each respective period. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $556,000 and $778,000, respectively, related to previously deferred revenue at the beginning of each respective period.

Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•At June 30, 2025, the Company had money market accounts classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.

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

The following table summarizes the Company’s fair value measurements by level at June 30, 2025 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$3,479	$16,346	$—
Short-term investments	—	26,443	—
Fair value, June 30, 2025	$3,479	$42,789	$—

The following table summarizes the Company’s fair value measurements by level at December 31, 2024 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$725	$22,525	$—
Short-term investments	—	28,343	—
Publicly-traded equity securities	31	—	—
Fair value, December 31, 2024	$756	$50,868	$—

The Company has not elected the fair value option as presented by ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, for the financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, including accounts receivable, accounts payable, related-party payable, accrued expenses, other payables, and borrowings under promissory notes and Line of Credit (as defined below), are reported at their carrying value.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other payables at June 30, 2025 and December 31, 2024, approximated fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and the "2027 Term Loan", respectively):

	June 30, 2025
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$20,566	$19,902
2027 Term Loan	27,340	27,291
	$47,906	$47,193

	December 31, 2024
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$20,881	$19,846
2027 Term Loan	27,577	27,174
	$48,458	$47,020

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of these financial instruments was determined using Level 2 inputs.

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. The Company recorded an impairment against its operating right-of-use ("ROU") assets of $1,993,000 during the six months ended June 30, 2024. See Note 11 — Leases for further information about this impairment charge. For the three and six months ended June 30, 2025, management concluded that an impairment of long-lived assets was not required. With the exception of the ROU impairment, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition as of June 30, 2025 or December 31, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for public companies for annual reporting periods beginning after December 15, 2024, and for non-public companies for annual reporting periods beginning after December 15, 2025, with early adoption permitted for both. The Company will adopt the new standard in its annual reporting period beginning after December 15, 2025, and is currently evaluating the impacts of the new guidance on its disclosures within the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement Expenses (Topic 220): Disaggregation of Income Statement Expenses. The new guidance requires enhanced disclosure of disaggregated information about specific expense categories in the notes to financial statements on an annual and interim basis. The new guidance is effective for all public companies for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company will adopt the new standard in its annual reporting period beginning after December 15, 2026. The application of this new guidance is not expected to have a material impact on the Company’s consolidated balance sheets, statements of income or cash flows, as the guidance pertains to disclosures only.

3. Inventories

Inventories consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$4,325	$6,640
Semi-finished goods	1,733	1,885
Finished goods	83,421	62,837
Subtotal	89,479	71,362
Less: inventory reserve	(700)	(640)
Total inventories	$88,779	$70,722

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment

	June 30, 2025	December 31, 2024
	(in thousands)
Machinery and equipment	$66,203	$66,928
Leasehold improvements	19,212	19,193
Vehicles	8,860	8,395
Furniture and fixtures	1,015	1,015
Building	38,779	38,779
Land	11,907	11,907
Computer hardware and software	113	94
Construction in progress	256	431
	146,345	146,742
Less: accumulated depreciation and amortization	(62,850)	(58,760)
Total property and equipment, net	$83,495	$87,982

Depreciation and amortization expense is reported within general and administrative expense, except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.

For the three months ended June 30, 2025 and 2024, depreciation and amortization expense reported within general and administrative expense was $1,138,000 and $1,042,000, respectively, and depreciation expense reported within cost of goods sold was $1,534,000 and $1,612,000, respectively. For the six months ended June 30, 2025 and 2024, depreciation and amortization expense reported within general and administrative expense was $2,270,000 and $2,055,000, respectively, and depreciation expense reported within cost of goods sold was $3,083,000 and $3,221,000, respectively.

5. Goodwill

The following table summarizes the activity in the Company's goodwill from December 31, 2024 to June 30, 2025:

(in thousands)
Balance at December 31, 2024	$3,510
Goodwill acquired	—
Balance at June 30, 2025	$3,510

6. Line of Credit

Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the “Loan Agreement”), the Company has a line of credit with a maximum borrowing capacity of $20,000,000 (the “Line of Credit”) secured by the Company’s assets. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. The Company is required to comply with certain financial covenants, including a minimum current ratio, minimum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and a minimum fixed charge coverage ratio. As of both June 30, 2025 and December 31, 2024, the Company was in compliance with the financial covenants under the Line of Credit.

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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company had no borrowings outstanding under the Line of Credit as of both June 30, 2025 and December 31, 2024. The amount issued under the standby letter of credit was $5,813,000 and $3,813,000 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the maximum remaining amount that could be borrowed under the Line of Credit was $14,187,000.

7. Accrued Expenses

The following table summarizes information related to accrued expense liabilities:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued miscellaneous expenses	$1,230	$1,796
Accrued payroll	409	1,953
Accrued ocean freight and other import costs	6,017	4,215
Accrued sale and use taxes	1,041	991
Accrued professional services fees	699	967
Accrued vacation and sick pay	1,053	899
Accrued property tax	623	1,150
Accrued shipping expense	2,315	1,137
Accrued sales discount expense	732	374
Accrued interest expense	109	73
Total accrued expenses	$14,228	$13,555

8. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
The 2026 Term Loan, with an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which the Company exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity.	$20,596	$20,923
The 2027 Term Loan, with an initial balance of $20,700,000 and an option to request for additional advances up to a maximum of $8,000,000 through June 30, 2023, which the Company exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Prior to August 1, 2023, principal and interest payments of $104,000 were due monthly. Beginning August 1, 2023, monthly principal and interest payments increased to $144,000 for the remainder of the loan term, with the remaining principal balance due at maturity.	27,419	27,676
Long-term debt	48,015	48,599
Less: unamortized loan fees	(109)	(141)
Less: current portion	(1,206)	(1,179)
Long-term debt, net of current portion	$46,700	$47,279

At June 30, 2025, future maturities are:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
2025 (remainder)	$595
2026	20,798
2027	26,622
$48,015

The Company was in compliance with all of its financial covenants as of both June 30, 2025 and December 31, 2024.

9. Stock-Based Compensation

In January 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the “Plan”). As of June 30, 2025, a total of 1,269,017 shares of common stock were available for further award grants under the Plan. For the three months ended June 30, 2025 and 2024, the Company recognized a total of $445,000 and $940,000 in stock-based compensation expense, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized a total of $791,000 and $1,315,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally within three years for both the restricted stock units and stock options.

Stock Options

A summary of the Company’s stock option activity under the Plan for the six months ended June 30, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	313,667	$18.57	6.8	$3,667
Exercised	(10,350)	18.86
Outstanding at June 30, 2025	303,317	$18.57	6.3	$2,912
Vested and expected to vest at June 30, 2025	303,317	$18.57	6.3	$2,912
Exercisable at June 30, 2025	303,317	$18.57	6.3	$2,912

There were no stock options granted or forfeited during the six months ended June 30, 2025. At June 30, 2025, all stock options granted under the Plan were fully vested and exercisable.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on June 30, 2025, multiplied by the number of shares per each option.

Restricted Stock Units

A summary of the Company’s unvested restricted stock units' activity under the Plan for the six months ended June 30, 2025 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	70,800	$29.14
Granted	18,000	26.58
Vested	(35,800)	29.01
Unvested at June 30, 2025	53,000	$28.36

At June 30, 2025, total remaining stock-based compensation cost for unvested restricted stock units was approximately $665,000. The cost is expected to be recognized over a weighted-average period of 0.9 years.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Earnings Per Share

(a)Basic

Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$10,934	$9,100	$17,343	$15,266
Weighted average number of common shares in issue	20,058	19,994	20,047	19,982
Basic earnings per share	$0.55	$0.46	$0.87	$0.76

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

The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$10,934	$9,100	$17,343	$15,266
Weighted average number of common shares in issue	20,058	19,994	20,047	19,982
Dilutive shares
Stock options and restricted stock units	133	120	148	113
Adjusted weighted average number of common shares	20,191	20,114	20,195	20,095
Diluted earnings per share	$0.54	$0.45	$0.86	$0.76

For both the three months ended June 30, 2025 and 2024, no shares of potentially dilutive shares have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share. For the six months ended June 30, 2025 and 2024, a total of 0 and 10,000 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.

11. Leases

The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease expense	$3,540	$2,122	$6,586	$3,942
Short-term lease expense	495	11	1,143	20
Variable lease expense	434	394	750	767
Total lease expense	$4,469	$2,527	$8,479	$4,729

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended June 30, 2025 and 2024, rent expense included in operating expenses was $3,755,000 and $2,253,000, respectively, and rent expense included in cost of goods sold was $714,000 and $274,000, respectively. For the six months ended June 30, 2025 and 2024, rent expense included in operating expenses was $6,945,000 and $4,184,000, respectively, and rent expense included in cost of goods sold was $1,534,000 and $545,000, respectively.

The following table presents supplemental information related to operating leases:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term	3.92 years	4.33 years
Weighted average discount rate	6.9%	7.0%

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for operating lease liabilities	$10,457	$28,118
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$6,336	$3,573

As of June 30, 2025, future lease payments under operating leases were as follows:

(in thousands)
2025 (remainder)	$7,340
2026	14,885
2027	13,961
2028	12,915
2029	7,567
Thereafter	769
Total lease payments	57,437
Less: imputed interest	(7,214)
Total lease liability balance	$50,223

During the six months ended June 30, 2024, the Company recorded a non-cash impairment of a ROU asset of $1,993,000 resulting from the sublease of its City of Industry warehouse in California.

Global Wells has been the landlord under an operating lease agreement with an unrelated party since September 2020. On February 28, 2025, the lease agreement between Global Wells and the tenant was terminated and effective March 1, 2025, Global Wells entered into a new six-year operating lease agreement ending on February 28, 2031 with a different unrelated party that generates monthly rental payments from $87,000 to $101,000. The expected rental income is $564,000 for the remaining six months of the year ending December 31, 2025 and $1,128,000 per annum over the next five years.

12. Related Party Transactions

Keary Global Group, Ltd. ("Keary Global") owns 250,004 shares of the Company's common stock as of June 30, 2025, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. In addition to being a stockholder, Keary Global is an inventory supplier and purchasing agent for the Company overseas. The Company has an ongoing agreement (the "Procurement Agreement") with Keary Global, which was amended and restated on June 26, 2025 to clarify the responsibilities of both parties under the Procurement Agreement. At June 30, 2025 and December 31, 2024, the Company has accounts payable due to Keary Global of $7,974,000 and $3,130,000, respectively. Purchases for the three months ended June 30, 2025 and 2024 from Keary Global were $10,583,000 and $10,754,000, respectively. Purchases for the six months ended June 30, 2025 and 2024 from Keary Global were $20,923,000 and $23,447,000, respectively.

On June 26, 2025, the Company renewed the New Jersey Lease with Global Wells, extending the lease term for an additional five years to August 31, 2030. Under this lease renewal, monthly base lease payments range from $122,000 to $140,000 after an initial rent abatement period.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

For the three months ended June 30, 2025 and 2024, the Company's income tax expense was $3,459,000 and $2,841,000, respectively, with an effective tax rate of 23.8% and 23.5%, respectively. For the six months ended June 30, 2025 and 2024, the Company's income tax expense was $5,580,000 and $4,816,000, respectively, with an effective tax rate of 23.8% and 23.5%, respectively. For both the three and six months ended June 30, 2025 and 2024, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes and noncontrolling interest income.

In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of June 30, 2025, the Company did not record any valuation allowance.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impacts on its financial statements in future periods.

The Company remains subject to IRS examination for the 2021 through 2023 tax years. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions for the 2020 through 2023 tax years. The Company continues to work with the IRS relating to the 2016 and 2017 tax years and does not expect a material impact to the financial statements. As of both June 30, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefit.

14. Commitments and Contingencies

In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection (“CBP”) had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. On March 19, 2024, the Company initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, the Company started to receive bills related to certain of its thermal paper shipments. In July 2025, the Company submitted protests of certain bills received with CBP and made a total payment of $452,000 related to certain shipments under the investigation. The Company is also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. The Company maintains a liability reserve representing the total estimated probable loss from the investigation plus accrued interest. As of June 30, 2025 and December 31, 2024, the Company had a total reserve of $3,284,000 and $3,051,000, respectively, representing bills received from CBP, including protested bills. The amount of the final payments could vary significantly from the estimated liability reserve.

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

15. Segment Report

The Company operates and evaluates its business as a single reportable segment. The following is the summary of the financial information for the Company’s reportable segment:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$123,986	$112,600	$227,610	$208,213
Less (Add):
Cost of goods sold	74,879	69,193	137,741	127,204
Shipping and transportation	10,247	8,737	20,863	15,950
Salaries and benefits	9,275	8,849	18,340	17,778
Professional services	1,184	1,160	2,622	2,321
Depreciation and amortization	1,145	1,048	2,284	2,068
Rent expense	3,342	2,155	6,092	3,985
Marketing expense	1,572	2,267	3,090	3,360
Online platform fees	1,911	2,739	4,132	4,925
Warehouse expense	1,015	993	1,954	1,994
Stock-based compensation	445	940	791	1,315
ROU asset impairment expense	—	—	—	1,993
Secondary offering transaction costs	214	—	214	—
(Gain) loss, net, on disposal of property and equipment	(283)	531	(300)	532
Interest expense	521	548	1,030	1,072
Provision for income taxes	3,459	2,841	5,580	4,816
Other segment expenses*	2,490	2,873	5,417	5,597
Interest income	(676)	(533)	(1,242)	(964)
Other expenses (income), net	2,194	(968)	1,135	(1,436)
Segment net income	11,052	9,227	17,867	15,703
Reconciliation of segment net income to consolidated net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$11,052	$9,227	$17,867	$15,703
* Other segment expenses include property taxes, insurance expenses, office expenses, and utilities.

There are no changes in the basis of segmentation or measurement of segment profit or loss since December 31, 2024. The Company’s long-lived assets are all located in the United States, and its revenues are almost entirely generated in the United States. Additionally, the segment assets are the same as the assets reported on the condensed consolidated balance sheets.

16. Secondary Offering

On June 12, 2025, certain executive officers and stockholders of the Company (the "selling stockholders") completed a secondary public offering of shares of the Company's common stock. The Company did not receive any of the proceeds from the sale of these shares by the selling stockholders. The Company incurred offering transaction costs of $214,000, which were recognized in general and administrative expense in the condensed consolidated statements of income.

17. Subsequent Events

On August 5, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company's common stock, which will be paid on or about August 27, 2025 to shareholders of record at the close of business on August 20, 2025.

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

We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of our vendors' products complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in an evolving economic environment to drive operating efficiency and sustained margin expansion. We are focusing on strengthening our supply chain resilience and efficiency by prioritizing strong partnerships with reliable and cost-efficient sources and diversifying sourcing to countries with more favorable trade conditions and minimal tariffs. This has enabled us to expand our supplier base, minimize reliance on individual suppliers, enhance the resilience of our supply chain, expand our margin and improve our operating cash flows.

We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate eight other distribution centers located in Chino, California; Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Phoenix, Atlanta, and Honolulu metro areas.

We manage and evaluate our operations in one reportable segment.

Business Highlights and Trends

•We continued to focus on strengthening our supply chain resilience as the tariff uncertainty continued. We further reduced reliance on China, negotiated additional vendor support, expanded sourcing outside China, and ramped up domestic production for certain categories. Import from China as a percentage of total sourcing decreased to 10.1% for the three months ended June 30, 2025 compared to 18.4% for the three months ended March 31, 2025. At the same time, we quickly scaled our domestic manufacturing, increasing our manufacturing output by 17.3% compared to the three months ended March 31, 2025.

•We achieved record quarterly net sales of $124.0 million for the three months ended June 30, 2025, an increase of 10.1% in amount and 12.9% in volume, compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, we recorded net sales of $227.6 million, an increase of 9.3% in amount and 11.7% in volume, compared to the six months ended June 30, 2024.

•We achieved gross margin of 39.6% and 39.5% for the three and six months ended June 30, 2025, respectively, an increase of 110 and 60 basis points from the three and six months ended June 30, 2024, respectively.

•We achieved record quarterly net income of $11.1 million for the three months ended June 30, 2025, an increase of 19.8%, compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, we recorded net income of $17.9 million, an increase of 13.8%, compared to the six months ended June 30, 2024.

•Our net income margin was 8.9% and 7.8% for the three and six months ended June 30, 2025, respectively, an increase of 70 and 30 basis points from the three and six months ended June 30, 2024, respectively.

•We generated $9.8 million and $17.5 million in net cash from operating activities for the three and six months ended June 30, 2025, respectively, a decrease of 28.8% and 13.7% compared to the three and six months ended

June 30, 2024, respectively, as we increased inventory purchases by 36.5% during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 ahead of expected business expansion during the second half of 2025.

•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $17.7 million and $29.6 million for the three and six months ended June 30, 2025, respectively, an increase of 12.8% and 1.3% from the three and six months ended June 30, 2024, respectively.

•Our Adjusted EBITDA margin, a non-GAAP measure defined below, was 14.3% and 13.0% for the three and six months ended June 30, 2025, respectively an increase of 40 and a decrease of 100 basis points from the three and six months ended June 30, 2024, respectively.

•We had financial liquidity of $44.7 million and additional short-term investments of $26.4 million as of June 30, 2025.

•On August 5, 2025, our Board of Directors declared another quarterly cash dividend of $0.45 per share on our common stock, which will be paid on or about August 27, 2025 to shareholders of record at the close of business on August 20, 2025.

Trends in Our Business

The following trends have contributed to the results of our operations, and we anticipate that they will continue to affect our future results:

•A significant trend in the restaurant industry is the changing perception of food delivery and take-out compared to traditional on-premise dining. There is a clear growing preference for delivery and take-out, and we expect this trend to continue positively, influencing our operating results, as more customers will need packaging and containers to support the rising demand from food delivery and take-out consumers.

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

•The recent introduction of baseline and reciprocal tariffs by the new federal administration in April 2025, particularly targeting nations with significant trade deficits like China, has injected considerable uncertainty into the global trade landscape. Broader macroeconomic repercussions of these tariffs—including higher inflation, reduced growth, or altered consumer behavior—could influence demand for our products. We believe our strategic and proactive measures taken over the past few years ahead of the tariff announcements to enhance our supply chain resilience and diversify our sourcing beyond China have solidified our standing as a dependable industry partner, positioning us to capitalize on growth opportunities despite challenging external conditions. Complementing these multi-year efforts, our robust domestic manufacturing scalability allows for swift responses to market changes. Furthermore, we have implemented price adjustments to mitigate cost pressures from higher tariffs. Whether the U.S. can successfully negotiate favorable trade terms and whether we can continue to effectively strengthen our supply chain would have a significant impact on our operations and financial results, and our ability to continue to gain market share.

•The cost of raw materials used to manufacture our products, including polyethylene terephthalate, or PET, plastic resin, aluminum, and paper boards, may continue to fluctuate. Since negotiated sales contracts and the market largely determine the pricing for our products, we are, at times, limited in our ability to raise prices and pass through any impacts of inflation on our costs. There can also be lags between cost inflation and the implementation of price increases, which could negatively impact our gross margin. Conversely, periods of deflation, where raw material costs decrease, may create pricing pressure and start price wars, potentially requiring us to lower prices, which could also affect our gross margin. We believe price fluctuations will have either a positive or a negative impact on our results of operations in the future, depending on whether raw material costs increase or decrease and whether we can successfully implement price adjustments to maintain gross margin.

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

•Since early 2023 and throughout 2024, we pivoted into a more asset-light growth model by increasing imports and scaling back manufacturing in the U.S. In light of the recently announced tariffs as discussed above, we have started to ramp up domestic production on certain selected categories to mitigate cost pressures from imports and ensure continued supply to our customers. We will continue to evaluate the mix between import and domestic manufacturing under our nimble operations and flexible supply chain model in the dynamic global trade environment.

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

Results of Operations

The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$123,986	$112,600	$227,610	$208,213
Cost of goods sold	74,879	69,193	137,741	127,204
Gross profit	49,107	43,407	89,869	81,009
Operating expenses	32,557	32,292	65,499	61,818
Operating income	16,550	11,115	24,370	19,191
Other (expenses) income, net	(2,039)	953	(923)	1,328
Provision for income taxes	3,459	2,841	5,580	4,816
Net income	$11,052	$9,227	$17,867	$15,703

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net sales

Net sales were $124.0 million for the three months ended June 30, 2025 compared to $112.6 million for the three months ended June 30, 2024, an increase of $11.4 million, or 10.1%. The sales growth was primarily driven by an increase of $14.2 million in volume and change in product mix, partially offset by a $3.3 million unfavorable year-over-year pricing comparison.

Cost of goods sold

Cost of goods sold was $74.9 million for the three months ended June 30, 2025 compared to $69.2 million for the three months ended June 30, 2024, an increase of $5.7 million, or 8.2%. Product costs increased $4.0 million due to sales growth partially offset by more favorable vendor pricing and product mix. Import costs, including ocean freight and duty, increased $2.1 million as a result of higher import duty and tariff, coupled with a 37.0% increase in import volume, as we increased inventory purchases ahead of expected business expansion during the second half of 2025. This was partially offset by a 4.0% decrease in average freight container rates during the three months ended June 30, 2025.

Gross profit

Gross profit was $49.1 million for the three months ended June 30, 2025 compared to $43.4 million for the three months ended June 30, 2024, an increase of $5.7 million, or 13.1%. Gross margin was 39.6% for the three months ended June 30, 2025 compared to 38.5% for the three months ended June 30, 2024, an increase of 110 basis points. Product costs as a percentage of net sales decreased to 48.5% during the three months ended June 30, 2025 from 49.9% during the three months ended June 30, 2024 due to more favorable vendor pricing and increased imports as a percentage of total product mix. Depreciation expense on production equipment as a percentage of net sales decreased to 1.2% during the three months ended June 30, 2025 from 1.4% during the three months ended June 30, 2024. These improvements in margin were partially offset by an increase in ocean freight and duty costs, as discussed above, which as a percentage of net sales increased to 9.5% during the three months ended June 30, 2025 from 8.6% during the three months ended June 30, 2024.

Operating expenses

Operating expenses were $32.6 million for the three months ended June 30, 2025 compared to $32.3 million for the three months ended June 30, 2024, an increase of $0.3 million, or 0.8%. Shipping and transportation costs increased $1.5 million during the three months ended June 30, 2025, including an increase of $1.7 million in shipping for offline orders due to higher sales volume, as discussed above, partially offset by a decrease of $0.3 million in shipping for online orders despite an increase in the number of packages shipped of 6.8% due to sales increase, as we realized an average shipping rate reduction of 14.0%. Additionally, rent expense increased $1.2 million during the three months ended June 30, 2025 primarily due to a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center, and salaries and benefits increased $0.4 million. These increases were partially offset by a decrease in online platform fees of $0.8 million, a reduction of marketing expense of $0.7 million, and a decrease in stock-based compensation of $0.5 million. Additionally, the three months ended June 30, 2025 included a $0.3 million gain on disposal of machinery in the normal course of business compared to a $0.5 million loss on disposal of machinery in the normal course of business during the three months ended June 30, 2024.

Operating income

Operating income was $16.6 million for the three months ended June 30, 2025 compared to $11.1 million for the three months ended June 30, 2024, an increase of $5.4 million, or 48.9%. The increase was due to an increase in gross profit of $5.7 million, partially offset by an increase in operating expenses of $0.3 million, as discussed above.

Other (expenses) income, net

Other expenses, net was $2.0 million for the three months ended June 30, 2025 compared to other income, net of $1.0 million for the three months ended June 30, 2024, an unfavorable variance of $3.0 million, or 314.0%. The variance was driven primarily from a loss on foreign currency transactions of $2.9 million during the three months ended June 30, 2025, due to the weakening of the United States Dollar against the New Taiwan Dollar, compared to a gain on foreign currency transactions of $0.3 million during the three months ended June 30, 2024.

Provision for income taxes

Provision for income taxes was $3.5 million for the three months ended June 30, 2025 compared to $2.8 million for the three months ended June 30, 2024, an increase of $0.6 million, or 21.8%. The Company’s effective tax rate was 23.8% for the three months ended June 30, 2025 and 23.5% for the three months ended June 30, 2024.

Net income

Net income was $11.1 million for the three months ended June 30, 2025 compared to $9.2 million for the three months ended June 30, 2024, an increase of $1.8 million, or 19.8%. The increase was primarily driven by an increase of $5.4 million in operating income, partially offset by an increase of $3.0 million in other expenses, net, and an increase of $0.6 million in provision for income taxes, as discussed above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net sales

Net sales were $227.6 million for the six months ended June 30, 2025 compared to $208.2 million for the six months ended June 30, 2024, an increase of $19.4 million, or 9.3%. Net sales for the six months ended June 30, 2024 were understated by $0.7 million, which represented products shipped and recognized as revenue in 2023 but not delivered until 2024. Including this impact, the year-over-year increase in net sales was primarily driven by an increase of $26.1 million in volume and change in product mix, partially offset by a $7.4 million unfavorable year-over-year pricing comparison.

Cost of goods sold

Cost of goods sold was $137.7 million for the six months ended June 30, 2025 compared to $127.2 million for the six months ended June 30, 2024, an increase of $10.5 million, or 8.3%. Cost of goods sold for the six months ended June 30, 2024 was understated by $0.4 million related to products shipped and recognized as cost of goods sold in 2023 but not delivered until 2024, as discussed above. Including this impact, the year-over-year increase in cost of goods sold was primarily driven by an increase in product costs of $7.0 million, as a result of increased sales volume partially offset by more favorable vendor pricing and product mix, and an increase in import costs including ocean freight and duty of $4.1 million as a result of higher import duty and tariff, coupled with a 25.9% increase in import volume, as we increased inventory purchases ahead of expected business expansion during the second half of 2025, and a 0.1% increase in average freight container rates during the six months ended June 30, 2025.

Gross profit

Gross profit was $89.9 million for the six months ended June 30, 2025 compared to $81.0 million for the six months ended June 30, 2024, an increase of $8.9 million, or 10.9%. Gross profit for the six months ended June 30, 2024 was understated by $0.3 million related to products shipped and recognized as revenue and cost of goods sold in 2023 but not delivered until 2024, as discussed above. Gross margin was 39.5% for the six months ended June 30, 2025 compared to 38.9% for the six months ended June 30, 2024, an increase of 60 basis points. Product costs as a percentage of net sales decreased to 49.0% during the six months ended June 30, 2025 from 50.2% during the six months ended June 30, 2024 due to more favorable vendor pricing and increased imports as a percentage of total product mix. Additionally, depreciation expense on production equipment as a percentage of net sales decreased to 1.3% during the six months ended June 30, 2025 from 1.5% during the six months ended June 30, 2024. These improvements in margin were partially offset by an increase in import costs, including ocean freight and duty, as discussed above, which as a percentage of net sales increased to 9.1% during the six months ended June 30, 2025 from 8.0% during the six months ended June 30, 2024.

Operating expenses

Operating expenses were $65.5 million for the six months ended June 30, 2025 compared to $61.8 million for the six months ended June 30, 2024, an increase of $3.7 million, or 6.0%. Shipping and transportation costs increased $4.9 million during the six months ended June 30, 2025, including an increase of $3.3 million in shipping for offline orders due to higher sales volume, as discussed above, and an increase of $1.3 million in shipping for online orders as number of packages shipped increased 20.6%, while average shipping rate decreased 1.2%. Additionally, rent expense increased $2.1 million during the six months ended June 30, 2025 primarily due to a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center, salaries and benefits increased $0.6 million, and professional expenses increased $0.5 million primarily due to transaction costs incurred in connection with the secondary offering by certain executive officers and stockholders of the Company. See Note 16 — Secondary Offering for further information. These increases were partially offset by a reduction in online platform fees of $0.8 million, a decrease of $0.5 million in stock-based compensation, and a decrease in marketing expense of $0.3 million. Additionally, the six months ended June 30, 2025 included a $0.3 million gain on disposal of machinery in the normal course of business compared to a $2.5 million loss during the six months ended June 30, 2024, which comprised of a $2.0 million non-cash impairment charge of a ROU asset resulting from the sublease of our City of Industry warehouse in California and a $0.5 million loss on disposal of machinery in the normal course of business.

Operating income

Operating income was $24.4 million for the six months ended June 30, 2025 compared to $19.2 million for the six months ended June 30, 2024, an increase of $5.2 million, or 27.0%. The increase was due to an increase in gross profit of $8.9 million, partially offset by an increase in operating expenses of $3.7 million, as discussed above.

Other (expenses) income, net

Other expenses, net was $0.9 million for the six months ended June 30, 2025 compared to other income, net of $1.3 million for the six months ended June 30, 2024, an unfavorable variance of $2.3 million, or 169.5%. The variance was driven primarily from a loss on foreign currency transactions of $2.6 million during the six months ended June 30, 2025, due to the weakening of the United States Dollar against the New Taiwan Dollar, compared to a gain on foreign currency transactions of $0.4 million during the six months ended June 30, 2024. This negative impact was partially offset by an increase in rental income of $0.6 million during the six months ended June 30, 2025 primarily from our City of Industry warehouse, which we began to sublease in April 2024.

Provision for income taxes

Provision for income taxes was $5.6 million for the six months ended June 30, 2025 compared to $4.8 million for the six months ended June 30, 2024, an increase of $0.8 million, or 15.9%. The Company’s effective tax rate was 23.8% for the six months ended June 30, 2025 compared to 23.5% for the six months ended June 30, 2024.

Net income

Net income was $17.9 million for the six months ended June 30, 2025 compared to $15.7 million for the six months ended June 30, 2024, an increase of $2.2 million, or 13.8%. The increase was primarily driven by an increase of $5.2 million in operating income, partially offset by an increase of $2.3 million in other expenses, net, and an increase of $0.8 million in provision for income taxes, as discussed above.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a financial measure calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) operating right-of-use asset impairment, and (vii) secondary offering transaction costs by certain executive officers and stockholders of the Company. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

Reconciliation of Adjusted EBITDA (unaudited)	Three Months Ended June 30,
	2025		2024
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$11,052	8.9%	$9,227	8.2%
Add (deduct):
Interest income	(676)	(0.5)	(533)	(0.5)
Interest expense	521	0.4	548	0.5
Provision for income taxes	3,459	2.8	2,841	2.5
Depreciation and amortization	2,678	2.1	2,660	2.4
Stock-based compensation expense	445	0.4	940	0.8
Secondary offering transaction costs (1)	214	0.2	—	—
Adjusted EBITDA	$17,693	14.3%	$15,683	13.9%

Reconciliation of Adjusted EBITDA (unaudited)	Six Months Ended June 30,
	2025		2024
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$17,867	7.8%	$15,703	7.5%
Add (deduct):
Interest income	(1,242)	(0.5)	(964)	(0.5)
Interest expense	1,030	0.4	1,072	0.5
Provision for income taxes	5,580	2.5	4,816	2.3
Depreciation and amortization	5,366	2.4	5,289	2.6
Stock-based compensation expense	791	0.3	1,315	0.6
Secondary offering transaction costs (1)	214	0.1	—	—
Operating right-of-use asset impairment	—	—	1,993	1.0
Adjusted EBITDA	$29,606	13.0%	$29,224	14.0%

(1) Secondary offering transaction costs represent legal and professional fees incurred in connection with the completion of the secondary offering by certain executive officers and stockholders of the Company, which were directly related to the offering and were incremental to our normal operating expenses. See Note 16 — Secondary Offering for further information.

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

Set forth below is a reconciliation of net cash provided by operating activities to Free Cash Flow:

Reconciliation of Free Cash Flow (unaudited):	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$17,476	$20,254
Deduct:
Purchases of property and equipment	(274)	(415)
Deposits paid for property and equipment	(989)	(2,041)
Free Cash Flow	$16,213	$17,798

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of liquidity are cash provided by operations, borrowings under our line of credit with the Hanmi Bank (the “Line of Credit”), and promissory notes. On an annual basis, we have typically generated positive cash flows from operations. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to navigate challenging the macro environment at times.

As described in Note 6 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes and is secured by our assets. It consists of a revolving loan facility and a standby letter of credit sub-limit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 3, 2025, the Company amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40.0 million and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20.0 million, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, the Company entered another amendment of the Line of Credit, increasing the standby letter of credit sub-limit from $5.0 million to $7.5 million. As of June 30, 2025, the amount issued under the standby letter of credit was $5.8 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $14.2 million.

As described in Note 8 — Long-Term Debt to the condensed consolidated financial statements, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan had an initial balance of $20.7 million and an option to request additional advances up to a maximum of $8.0 million through June 2023, which we exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. Proceeds from the 2027 Term Loan were used to pay down an existing term loan with the same lender, which was set to mature in May 2029 with interest accruing at a prime rate less 0.25%, and had an outstanding balance of $20.6 million as of the repayment date.

Additionally, as of June 30, 2025, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. We are evaluating our options to pay down or to refinance the 2026 Term Loan.

As of June 30, 2025, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of June 30, 2025, we had no borrowing on the Line of Credit, $27.4 million in outstanding balance under the 2027 Term Loan, and $20.6 million in outstanding balance under the 2026 Term Loan.

As discussed in Note 14 — Commitments and Contingencies to the condensed consolidated financial statements, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, we started to receive bills related to certain of our thermal paper shipments. In July 2025, we submitted protests of certain bills received with CBP and made a total payment of $452,000 related to certain shipments under the investigation. We are also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. Although we have an import duty liability reserve of $3.3 million as of June 30, 2025, representing bills received from CBP, including protested bills, the amount of the final payments could vary significantly from the estimated liability reserve.

Additionally, as described in Note 17 — Subsequent Events to the condensed consolidated financial statements, on August 5, 2025 our Board of Directors declared another regular quarterly cash dividend of $0.45 per share on our common stock, which will be paid on or about August 27, 2025 to shareholders of record at the close of business on August 20, 2025. Prior to this, we paid out regular quarterly cash dividends totaling $18.0 million in the current fiscal year. Our ongoing operations and growth strategy may require us to continue to make investments in new markets and products, logistics and manufacturing infrastructure, e-commerce platforms, talent, and technology capabilities. In addition, we may consider making strategic acquisitions and investments which could require significant liquidity. The rapidly changing macroeconomic, geopolitical and global trade dynamics created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund capital expenditures for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.

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

Liquidity Position

The following table summarizes total current assets, liabilities and working capital at June 30, 2025 compared to December 31, 2024:

	June 30, 2025	December 31, 2024	Change
	(in thousands)
Current assets	$186,251	$160,997	$25,254
Current liabilities	69,498	46,447	23,051
Working capital	$116,753	$114,550	$2,203

As of June 30, 2025, we had working capital of $116.8 million compared to $114.6 million as of December 31, 2024, representing an increase of $2.2 million, or 1.9%, driven by an increase of $25.3 million in current assets, partially offset by an increase of $23.1 million in current liabilities. The increase in current assets was primarily driven by an increase in inventories of $18.1 million as we stocked up inventory for the summer peak season and to meet the increase in projected demand in the second half of 2025, an increase in accounts receivable of $9.6 million as a result of stronger sales in the three months ended June 30, 2025 compared to the three months ended December 31, 2024, partially offset by a decrease in cash and cash equivalents and short-term investments of $2.9 million. The increase in current liabilities was primarily driven by an increase in accounts payable and related party payables of $20.2 million, an increase in operating lease liabilities, current portion of $2.6 million from a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center, and an increase in accrued expenses of $0.7 million, partially offset by a reduction in other current liabilities of $0.9 million primarily due to the payment of Global Wells noncontrolling membership interest redemption gain tax withholding.

Cash Flows

The following table summarizes cash flow for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$17,476	$20,254
Net cash provided by (used in) investing activities	1,164	(8,467)
Net cash used in financing activities	(19,675)	(15,552)
Net change in cash and cash equivalents	$(1,035)	$(3,765)

Cash flows provided by operating activities. Net cash provided by operating activities was $17.5 million for the six months ended June 30, 2025, primarily the result of net income of $17.9 million, adjusted for certain non-cash items totaling $11.1 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, stock-based compensation, gain on disposal of machinery in the normal course of business, and write-off of inventory. In addition, cash decreased by $11.5 million from changes in working capital, which included a decrease of $18.4 million from inventory build-up, a decrease of $9.6 million from an increase in accounts receivable due to higher sales, and a decrease of $4.6 million from the increase in operating lease liabilities. These decreases were partially offset by an increase of $20.4 million from higher accounts and related party payables primarily associated with increased inventory purchases and an increase of $0.7 million from higher accrued expenses.
Net cash provided by operating activities was $20.3 million for the six months ended June 30, 2024, primarily the result of net income of $15.7 million, adjusted for certain non-cash items totaling $13.3 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, ROU asset impairment, stock-based compensation, loss on disposal of fixed assets, write-off of inventory, and adjustments to inventory reserve,. In addition, cash decreased $8.8 million from changes in working capital, which included a decrease of $9.1 million from inventory build-up, a decrease of $6.1 million from an increase in accounts receivable from higher sales, and a decrease of $3.1 million from reductions in operating lease liabilities. These decreases were partially offset by an increase of $4.9 million from higher accounts and related party payables, $3.4 million from higher accrued expenses, and $2.0 million from reductions in prepaid expenses.

Cash flows provided by (used in) investing activities. Net cash provided by investing activities was $1.2 million for the six months ended June 30, 2025, which primarily included $18.2 million in redemptions of short-term investments, $0.5 million of proceeds from the disposal of publicly-traded equity securities, and $0.5 million of proceeds from the sale of machinery and equipment, partially offset by $16.3 million in purchases of short-term investments, $1.0 million of deposits paid for the purchase of property and equipment, $0.5 million paid to invest in publicly-traded equity securities, and $0.3 million paid to directly purchase property and equipment.
Net cash used in investing activities was $8.5 million for the six months ended June 30, 2024, which primarily included $22.5 million in purchases of short-term investments, $2.0 million of deposits paid for the purchase of property and equipment, and $0.4 million paid to directly purchase property and equipment, partially offset by $16.4 million in redemptions of short-term investments.

Cash flows used in financing activities. Net cash used in financing activities was $19.7 million for the six months ended June 30, 2025, which primarily included $18.0 million of cash dividends paid to shareholders, $0.9 million of Global Wells noncontrolling membership interest redemption gain tax withholding payment, and $0.6 million of payments towards long-term debt.
Net cash used in financing activities was $15.6 million for the six months ended June 30, 2024, which primarily included $13.0 million of cash dividends paid to shareholders, $2.3 million paid for the redemption of a non-controlling member's interest in Global Wells, and $0.6 million of payments towards long-term debt, partially offset by cash proceeds of $0.3 million received from the exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

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

During the year ended December 31, 2024, management redesigned and enhanced its control over the journal entry creation and approval process, remediated gaps in the design of such internal control and performed operating effectiveness testing. However, as of December 31, 2024, additional time was required to demonstrate the control has operated effectively for a sufficient period of time.

In the three months ended March 31, 2025, management continued to perform enhanced control over the journal entry creation and approval process. Management completed the testing necessary to conclude that the enhanced control was appropriately designed, implemented, and operated effectively for a sufficient period of time as of March 31, 2025, and that the previously-identified material weakness described above has been remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings. Although no assurance can be given, we do not believe that any of our currently pending proceedings will have a material adverse effect on our financial condition, cash flows or results of operations. See Note 14 — Commitments and Contingencies in Part I, Item 1 of this Quarterly Report for a description of our commitments and contingencies.

Item 1A. Risk Factors.

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated and supplemented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described in our 2024 Annual Report on Form 10-K, as updated and supplemented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, there have been no material changes to the Risk Factors previously disclosed in the 2024 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	First Amendment to Lease Agreement dated June 27, 2025, by and between Lollicup USA Inc. and Global Wells Investment Group LLC for the New Jersey facility
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 8, 2025	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)