Form 10-Q
period 2025-09-30
Karat Packaging Inc.
filed 2025-11-07
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on November 5, 2025 was 20,099,505 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents (including $1,437 and $1,703 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	$24,022	$31,584
Short-term investments (including $7,935 and $11,128 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	19,946	28,343
Accounts receivable, net of allowance for bad debt of $559 and $758 at September 30, 2025 and December 31, 2024, respectively	37,868	26,736
Inventories	84,134	70,722
Prepaid expenses and other current assets (including $159 and $27 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	4,709	3,612
Total current assets	170,679	160,997
Property and equipment, net (including $42,061 and $42,972 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	84,168	87,982
Deposits	2	36
Goodwill	3,510	3,510
Intangible assets, net	280	300
Operating right-of-use assets	42,969	40,628
Deferred tax asset	196	—
Other non-current assets (including $54 and $34 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	1,033	1,069
Total assets	$302,837	$294,522

	September 30, 2025	December 31, 2024
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $97 and $16 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	$25,272	$17,831
Accrued expenses (including $400 and $489 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	16,210	13,555
Related party payable	3,120	3,130
Income taxes payable (including $0 and $3 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	—	65
Deferred revenue	1,116	742
Long-term debt, current portion (including $21,100 and $1,179 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	21,100	1,179
Operating lease liabilities, current portion	11,647	8,977
Line of credit	1,000	—
Other current liabilities (including $48 and $916 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	139	968
Total current liabilities	79,604	46,447
Deferred tax liability	622	426
Long-term debt, net of current portion and debt discount of $70 and $141 at September 30, 2025 and December 31, 2024, respectively (including $23,031 and $47,279 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively, and debt discount of $70 and $141 associated with variable interest entity at September 30, 2025 and December 31, 2024, respectively)	23,031	47,279
Operating lease liabilities, net of current portion	35,252	35,435
Other non-current liabilities (including $1,233 and $1,198 associated with variable interest entity at September 30, 2025 and December 31, 2024 respectively)	2,742	2,736
Total liabilities	141,251	132,323
Commitments and Contingencies (Note 14)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of both September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,120,505 and 20,097,505 shares issued and outstanding, respectively, as of September 30, 2025 and 20,059,505 and 20,036,505 shares issued and outstanding, respectively, as of December 31, 2024	20	20
Additional paid in capital	90,800	89,457
Treasury stock, $0.001 par value, 23,000 shares as of both September 30, 2025 and December 31, 2024	(248)	(248)
Retained earnings	63,909	66,340
Total Karat Packaging Inc. stockholders’ equity	154,481	155,569
Noncontrolling interest	7,105	6,630
Total stockholders’ equity	161,586	162,199
Total liabilities and stockholders’ equity	$302,837	$294,522
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$124,516	$112,771	$352,126	$320,984
Cost of goods sold	81,598	69,274	219,339	196,478
Gross profit	42,918	43,497	132,787	124,506
Operating expenses
Selling expenses	13,798	13,746	41,925	38,377
General and administrative expenses (including $724 and $643 associated with variable interest entity for the three months ended September 30, 2025 and 2024, respectively; $2,186 and $1,888 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	20,950	18,508	58,622	53,170
Impairment expense and (gain) loss, net, on disposal of property and equipment	(403)	(27)	(703)	2,498
Total operating expenses	34,345	32,227	99,844	94,045
Operating income	8,573	11,270	32,943	30,461
Other income (expenses)
Rental income (including $370 and $263 associated with variable interest entity for the three months ended September 30, 2025 and 2024, respectively; $1,177 and $776 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	710	593	2,241	1,484
Other income, net	67	48	29	154
Gain (loss) on foreign currency transactions	681	(287)	(1,947)	152
Interest income (including $120 and $123 associated with variable interest entity for the three months ended September 30, 2025 and 2024, respectively; $431 and $469 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	415	770	1,657	1,734
Interest expense (including $505 and $517 associated with variable interest entity for the three months ended September 30, 2025 and 2024, respectively; $1,514 and $1,553 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	(539)	(535)	(1,569)	(1,607)
Total other income, net	1,334	589	411	1,917
Income before provision for income taxes	9,907	11,859	33,354	32,378
Provision for income taxes	2,304	2,597	7,884	7,413
Net income	7,603	9,262	25,470	24,965
Net income attributable to noncontrolling interest	278	168	802	605
Net income attributable to Karat Packaging Inc.	$7,325	$9,094	$24,668	$24,360
Basic and diluted earnings per share:
Basic	$0.36	$0.45	$1.23	$1.22
Diluted	$0.36	$0.45	$1.22	$1.21
Weighted average common shares outstanding, basic	20,091,476	20,017,774	20,062,277	19,993,964
Weighted average common shares outstanding, diluted	20,201,285	20,133,813	20,197,218	20,107,801
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	19,988,482	$20	(23,000)	$(248)	$86,667	$67,679	$154,118	$8,572	$162,690
Cash dividends declared ($0.30 per share)	—	—	—	—	—	(5,992)	(5,992)	—	(5,992)
Issuance of common stock upon vesting of restricted stock units	3,750	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	375	—	375	—	375
Exercise of stock options	2,800	—	—	—	52	—	52	—	52
Global Wells noncontrolling membership interest redemption	—	—	—	—	—	(316)	(316)	(2,893)	(3,209)
Net income	—	—	—	—	—	6,166	6,166	310	6,476
Balance, March 31, 2024	19,995,032	$20	(23,000)	$(248)	$87,094	$67,537	$154,403	$5,989	$160,392
Cash dividends declared ($0.35 per share)	—	—	—	—	—	(7,004)	(7,004)	—	(7,004)
Issuance of common stock upon vesting of restricted stock units	27,800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	940	—	940	—	940
Exercise of stock options	14,833	—	—	—	273	—	273	—	273
Net income	—	—	—	—	—	9,100	9,100	127	9,227
Balance, June 30, 2024	20,037,665	$20	(23,000)	$(248)	$88,307	$69,633	$157,712	$6,116	$163,828
Cash dividends declared ($0.50 per share)	—	—	—	—	—	(10,010)	(10,010)	—	(10,010)
Stock-based compensation	—	—	—	—	400	—	400	—	400
Exercise of stock options	6,440	—	—	—	116	—	116	—	116
Net income	—	—	—	—	—	9,094	9,094	168	9,262
Balance, September 30, 2024	20,044,105	$20	(23,000)	$(248)	$88,823	$68,717	$157,312	$6,284	$163,596

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	20,059,505	$20	(23,000)	$(248)	$89,457	$66,340	$155,569	$6,630	$162,199
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,017)	(9,017)	—	(9,017)
Stock-based compensation	—	—	—	—	346	—	346	—	346
Global Wells noncontrolling interest tax withholding	—	—	—	—	—	—	—	(132)	(132)
Net income	—	—	—	—	—	6,409	6,409	406	6,815
Balance, March 31, 2025	20,059,505	$20	(23,000)	$(248)	$89,803	$63,732	$153,307	$6,904	$160,211
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,031)	(9,031)	—	(9,031)
Issuance of common stock upon vesting of restricted stock units	35,800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	445	—	445	—	445
Exercise of stock options	10,350	—	—	—	195	—	195	—	195
Global Wells membership interest tax withholding	—	—	—	—	—	(3)	(3)	(163)	(166)
Net income	—	—	—	—	—	10,934	10,934	118	11,052
Balance, June 30, 2025	20,105,655	$20	(23,000)	$(248)	$90,443	$65,632	$155,847	$6,859	$162,706
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,043)	(9,043)	—	(9,043)
Issuance of common stock upon vesting of restricted stock units	9,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	253	—	253	—	253
Exercise of stock options	5,850	—	—	—	104	—	104	—	104
Global Wells membership interest tax withholding	—	—	—	—	—	(5)	(5)	(32)	(37)
Net income	—	—	—	—	—	7,325	7,325	278	7,603
Balance, September 30, 2025	20,120,505	$20	(23,000)	$(248)	$90,800	$63,909	$154,481	$7,105	$161,586

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$25,470	$24,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $911 and $910 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	8,132	7,980
Adjustments to allowance for bad debt	87	212
Adjustments to inventory reserve	(90)	370
Write-off of inventory	560	1,145
Impairment of operating right-of-use asset	—	1,993
(Gain) loss, net, on disposal of property and equipment	(703)	505
Amortization of loan fees (including $47 and $46 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	80	69
Accrued interest on certificates of deposit (including $40 and $49 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	(40)	(199)
Stock-based compensation	1,044	1,715
Amortization of operating right-of-use assets	7,559	5,474
Government grant income (including $24 and $0 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	(53)	—
(Increase) decrease in operating assets
Accounts receivable	(11,219)	(6,317)
Inventories	(13,882)	(905)
Prepaid expenses and other current assets (including $99 and $24 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	(741)	1,401
Other non-current assets (including $21 and $12 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	(16)	(74)
Increase (decrease) in operating liabilities
Accounts payable (including $81 and $4 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	6,740	5,529
Accrued expenses (including $89 and $225 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	2,655	2,175
Related party payable	(10)	(1,343)
Income taxes payable	(65)	—
Deferred revenue	254	(430)
Operating lease liabilities	(7,413)	(4,487)
Other liabilities (including $64 and $0 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	109	(46)
Net cash provided by operating activities	$18,458	$39,732

	Nine Months Ended September 30,
	2025	2024
Cash flows from investing activities
Purchases of property and equipment	(520)	(718)
Proceeds from disposal of property and equipment	602	117
Deposits paid for property and equipment	(3,244)	(2,590)
Deposits received for sale of property and equipment	120	—
Purchases of publicly-traded equity securities	(451)	—
Proceeds from disposal of publicly-traded equity securities	503	—
Purchases of short-term investments (including $7,982 and $18,079 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	(16,300)	(33,591)
Redemption of short-term investments (including $11,215 and $7,000 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	24,737	38,602
Net cash provided by investing activities	$5,447	$1,820
Cash flows from financing activities
Payment of long-term debt (including $4,374 and $834 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	(4,374)	(834)
Payments for lender fees	(87)	—
Proceeds from line of credit	4,500	—
Repayments on line of credit	(3,500)	—
Proceeds from exercise of common stock options	299	441
Dividends paid to shareholders	(27,091)	(23,006)
Payment of Global Wells membership interest tax withholding (including $326 and $0 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	(335)	—
Payment of Global Wells noncontrolling membership interest redemption (including $0 and $2,010 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	—	(2,326)
Payment of Global Wells noncontrolling membership interest redemption gain tax withholding (including $879 and $0 associated with variable interest entity for the nine months ended September 30, 2025 and 2024, respectively)	(879)	—
Net cash used in financing activities	$(31,467)	$(25,725)
Net (decrease) increase in cash and cash equivalents	$(7,562)	$15,827
Cash and cash equivalents
Beginning of period	$31,584	$23,076
End of period	$24,022	$38,903
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposits to property and equipment	$3,278	$2,919
Non-cash purchases of property and equipment	$948	$124
Non-cash disposal of property and equipment	$480	$—
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,091	$6,416
Cash paid for interest	$1,475	$1,561
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Lollicup USA Inc. (“Lollicup”) was incorporated in 2001 in California and in October 2025, redomesticated to the State of Texas. Karat Packaging Inc. (“Karat Packaging”) was incorporated in 2018 in Delaware and became the holding company for Lollicup (collectively, the “Company”) through a share exchange with the shareholders of Lollicup. The Company's shares are listed on the NASDAQ Global Market under the symbol "KRT".

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

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025.

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

Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 8 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of September 30, 2025.

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

Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three and nine months ended September 30, 2025 and 2024, net sales disaggregated by customer type consist of the amounts shown below.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Chains and distributors *	$99,394	$87,441	$277,229	$250,037
Online	19,540	18,950	58,215	53,375
Retail *	5,582	6,380	16,682	17,572
	$124,516	$112,771	$352,126	$320,984

* During the three months ended June 30, 2025, the Company reclassified one customer from the retail to the chains and distributors channel, and recast the corresponding net sales amounts of $1,058,000 and $3,208,000 for the three and nine months ended September 30, 2024, respectively, to conform to the current period presentation. The recast had no effect on previously reported consolidated net sales for the three and nine months ended September 30, 2024.

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

In addition to product sales, the Company also generates revenue from logistics services, which is the transportation and delivery of shipping containers from ports to local retail customers. Logistics services revenue is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. During the three months ended September 30, 2025 and 2024, the Company recognized logistics services revenue of $1,139,000 and $1,648,000, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized logistics services revenue of $3,761,000 and $4,093,000, respectively.

The Company’s contract liabilities consist primarily of rebates, sales incentives, cooperative advertising, and deferred revenue. As of September 30, 2025 and December 31, 2024, the Company had accrued $931,000 and $377,000, respectively, related to rebates, sales incentives, and cooperative advertising, included in accrued expenses in the condensed consolidated balance sheets. During the three months ended September 30, 2025 and 2024, the Company recognized revenue of $5,000 and $8,000, respectively, related to previously deferred revenue at the beginning of each respective period. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $561,000 and $786,000, respectively, related to previously deferred revenue at the beginning of each respective period.

Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•At September 30, 2025, the Company had money market accounts classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.

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

The following table summarizes the Company’s fair value measurements by level at September 30, 2025 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$355	$16,527	$—
Short-term investments	—	19,946	—
Fair value, September 30, 2025	$355	$36,473	$—

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other payables at September 30, 2025 and December 31, 2024 approximate fair value because of the short maturity of these instruments. The carrying amount of the borrowings outstanding on the Company's Line of Credit at September 30, 2025 approximate fair value because the interest rate is indicative of market interest rate. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $25,200,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and the "2027 Term Loan", respectively):

	September 30, 2025
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$20,409	$19,915
2027 Term Loan	23,722	23,810
	$44,131	$43,725

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$20,881	$19,846
2027 Term Loan	27,577	27,174
	$48,458	$47,020
The fair value of these financial instruments was determined using Level 2 inputs.

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. The Company recorded an impairment against its operating right-of-use ("ROU") assets of $1,993,000 during the nine months ended September 30, 2024. See Note 11 — Leases for further information about this impairment charge. For the three and nine months ended September 30, 2025, management concluded that an impairment of long-lived assets was not required. With the exception of the ROU impairment, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition as of September 30, 2025 or December 31, 2024.

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

3. Inventories

Inventories consist of the following:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$4,731	$6,640
Semi-finished goods	1,682	1,885
Finished goods	78,271	62,837
Subtotal	84,684	71,362
Less: inventory reserve	(550)	(640)
Total inventories	$84,134	$70,722

4. Property and Equipment

	September 30, 2025	December 31, 2024
	(in thousands)
Machinery and equipment	$67,078	$66,928
Leasehold improvements	19,212	19,193
Vehicles	9,526	8,395
Furniture and fixtures	1,015	1,015
Building	38,850	38,779
Land	11,907	11,907
Computer hardware and software	113	94
Construction in progress	210	431
	147,911	146,742
Less: accumulated depreciation and amortization	(63,743)	(58,760)
Total property and equipment, net	$84,168	$87,982

Depreciation and amortization expense is reported within general and administrative expense, except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.

For the three months ended September 30, 2025 and 2024, depreciation and amortization expense reported within general and administrative expense was $1,180,000 and $1,099,000, respectively, and depreciation expense reported within cost of goods sold was $1,579,000 and $1,585,000, respectively. For the nine months ended September 30, 2025 and 2024, depreciation and amortization expense reported within general and administrative expense was $3,450,000 and $3,154,000, respectively, and depreciation expense reported within cost of goods sold was $4,662,000 and $4,806,000, respectively.

5. Goodwill

The following table summarizes the activity in the Company's goodwill from December 31, 2024 to September 30, 2025:

(in thousands)
Balance at December 31, 2024	$3,510
Goodwill acquired	—
Balance at September 30, 2025	$3,510

6. Line of Credit

Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the “Loan Agreement”), the Company has a line of credit with a maximum borrowing capacity of $20,000,000 (the “Line of Credit”) secured by the Company’s assets. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. The Company is required to comply with certain financial covenants, including a minimum current ratio, minimum debt to earnings before

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
interest, taxes, depreciation and amortization ("EBITDA") ratio and a minimum fixed charge coverage ratio. As of both September 30, 2025 and December 31, 2024, the Company was in compliance with the financial covenants under the Line of Credit.

On March 3, 2025, the Company amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40,000,000 and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20,000,000, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, the Company entered into another amendment of the Line of Credit, increasing the standby letter of credit sub-limit from $5,000,000 to $7,500,000, and then again on August 21, 2025, increasing it from $7,500,000 to $10,000,000. As described in Note 17 — Subsequent Events, on October 3, 2025, the Company entered into another amendment of the Line of Credit to increase the standby letter of credit sub-limit from $10,000,000 to $15,000,000. As of September 30, 2025, the Company had $1,000,000 of borrowings outstanding under the Line of Credit bearing an interest rate of 6.52% per annum. As of December 31, 2024, the Company had no borrowings outstanding under the Line of Credit. As described in Note 17 — Subsequent Events, on October 8, 2025, the Company repaid $1,000,000 of the remaining borrowing outstanding under the Line of Credit.

The amount issued under the standby letter of credit was $8,313,000 and $3,813,000 as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the maximum remaining amount that could be borrowed under the Line of Credit was $10,687,000.

7. Accrued Expenses

The following table summarizes information related to accrued expense liabilities:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued miscellaneous expenses	$1,997	$1,796
Accrued payroll	1,231	1,953
Accrued ocean freight and other import costs	3,963	4,215
Accrued sale and use taxes	1,130	991
Accrued professional services fees	537	967
Accrued vacation and sick pay	1,031	899
Accrued property tax	905	1,150
Accrued shipping expense	4,397	1,137
Accrued sales discount expense	931	374
Accrued interest expense	88	73
Total accrued expenses	$16,210	$13,555

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
The 2026 Term Loan, with an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which the Company exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity.	$20,432	$20,923
The 2027 Term Loan, with an initial balance of $20,700,000 and an option to request for additional advances up to a maximum of $8,000,000 through June 30, 2023, which the Company exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Prior to August 1, 2023, principal and interest payments of $104,000 were due monthly. Beginning August 1, 2023, monthly principal and interest payments increased to $144,000 for the remainder of the loan term, with the remaining principal balance due at maturity. On September 5, 2025, the Company made an early payment of $3,500,000 to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term.
	23,792	27,676
Long-term debt	44,224	48,599
Less: unamortized loan fees	(93)	(141)
Less: current portion	(21,100)	(1,179)
Long-term debt, net of current portion	$23,031	$47,279

At September 30, 2025, future maturities are:

(in thousands)
2025 (remainder)	$340
2026	20,962
2027	22,922
$44,224

The Company was in compliance with all of its financial covenants as of both September 30, 2025 and December 31, 2024.

The 2026 Term Loan matures on September 30, 2025. The Company reclassified the entire remaining balance of $20,432,000 under the 2026 Term Loan from long-term debt, net of current portion to long-term debt, current portion on the condensed consolidated balance sheet as of September 30, 2025. The Company intends to repay the 2026 Term Loan at maturity using available liquidity, which includes $24,022,000 in cash and cash equivalents and $19,946,000 in short-term investments as of September 30, 2025.

9. Stock-Based Compensation

In January 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the “Plan”). As of September 30, 2025, a total of 1,275,017 shares of common stock were available for further award grants under the Plan. For the three months ended September 30, 2025 and 2024, the Company recognized a total of $253,000 and $400,000 in stock-based compensation expense, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized a total of $1,044,000 and $1,715,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally within three years for both the restricted stock units and stock options.

Stock Options

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s stock option activity under the Plan for the nine months ended September 30, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	313,667	18.57	6.8	3,667
Exercised	(16,200)	18.51
Forfeited	(10,000)	18.86
Outstanding at September 30, 2025	287,467	$18.56	6.1	$1,911
Vested and expected to vest at September 30, 2025	287,467	$18.56	6.1	$1,911
Exercisable at September 30, 2025	287,467	$18.56	6.1	$1,911

There were no stock options granted during the nine months ended September 30, 2025. At September 30, 2025, all stock options granted under the Plan were fully vested and exercisable.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on September 30, 2025, multiplied by the number of shares per each option.

Restricted Stock Units

A summary of the Company’s unvested restricted stock units' activity under the Plan for the nine months ended September 30, 2025 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	70,800	$29.14
Granted	22,000	26.34
Vested	(44,800)	28.52
Unvested at September 30, 2025	48,000	$28.44

At September 30, 2025, total remaining stock-based compensation cost for unvested restricted stock units was approximately $514,000. The cost is expected to be recognized over a weighted-average period of 0.7 years.

10. Earnings Per Share

(a)Basic

Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$7,325	$9,094	$24,668	$24,360
Weighted average number of common shares in issue	20,091	20,018	20,062	19,994
Basic earnings per share	$0.36	$0.45	$1.23	$1.22

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

The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$7,325	$9,094	$24,668	$24,360
Weighted average number of common shares in issue	20,091	20,018	20,062	19,994
Dilutive shares
Stock options and restricted stock units	110	116	135	114
Adjusted weighted average number of common shares	20,201	20,134	20,197	20,108
Diluted earnings per share	$0.36	$0.45	$1.22	$1.21

For the three months ended September 30, 2025 and 2024, a total of 644 and 0 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share. For the nine months ended September 30, 2025 and 2024, a total of 215 and 6,403 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.

11. Leases

The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease expense	$3,470	$2,752	$10,056	$6,694
Short-term lease expense	442	370	1,585	795
Variable lease expense	384	357	1,134	1,125
Total lease expense	$4,296	$3,479	$12,775	$8,614

For the three months ended September 30, 2025 and 2024, rent expense included in operating expenses was $3,580,000 and $2,843,000, respectively, and rent expense included in cost of goods sold was $716,000 and $636,000, respectively. For the nine months ended September 30, 2025 and 2024, rent expense included in operating expenses was $10,525,000 and $7,209,000, respectively, and rent expense included in cost of goods sold was $2,250,000 and $1,405,000, respectively.

The following table presents supplemental information related to operating leases:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term	3.70 years	4.33 years
Weighted average discount rate	6.9%	7.0%

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for operating lease liabilities	$10,457	$28,118
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$9,960	$5,721

As of September 30, 2025, future lease payments under operating leases were as follows:

(in thousands)
2025 (remainder)	$3,631
2026	14,594
2027	13,767
2028	12,915
2029	7,567
Thereafter	769
Total lease payments	53,243
Less: imputed interest	(6,344)
Total lease liability balance	$46,899

During the nine months ended September 30, 2024, the Company recorded a non-cash impairment of a ROU asset of $1,993,000 resulting from the sublease of its City of Industry warehouse in California.

Global Wells has been the landlord under an operating lease agreement with an unrelated party since September 2020. On February 28, 2025, the lease agreement between Global Wells and the tenant was terminated and effective March 1, 2025, Global Wells entered into a new six-year operating lease agreement ending on February 28, 2031 with a different unrelated party that generates monthly rental payments from $87,000 to $101,000. The expected rental income is $282,000 for the remaining three months of the year ending December 31, 2025 and $1,128,000 per annum over the next five years.

12. Related Party Transactions

Keary Global Group, Ltd. ("Keary Global") owns 250,004 shares of the Company's common stock as of September 30, 2025, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. In addition to being a stockholder, Keary Global is an inventory supplier and purchasing agent for the Company overseas. The Company has an ongoing agreement (the "Procurement Agreement") with Keary Global, which was amended and restated on June 26, 2025 to clarify the responsibilities of both parties under the Procurement Agreement. At September 30, 2025 and December 31, 2024, the Company has accounts payable due to Keary Global of $3,120,000 and $3,130,000, respectively. Purchases for the three months ended September 30, 2025 and 2024 from Keary Global were $4,889,000 and $7,473,000, respectively. Purchases for the nine months ended September 30, 2025 and 2024 from Keary Global were $25,812,000 and $30,920,000, respectively.

On June 26, 2025, the Company renewed the New Jersey Lease with Global Wells, extending the lease term for an additional five years to August 31, 2030. Under this lease renewal, monthly base lease payments range from $122,000 to $140,000 after an initial rent abatement period.

13. Income Taxes

For the three months ended September 30, 2025 and 2024, the Company's income tax expense was $2,304,000 and $2,597,000, respectively, with an effective tax rate of 23.3% and 21.9%, respectively. For the nine months ended September 30, 2025 and 2024, the Company's income tax expense was $7,884,000 and $7,413,000, respectively, with an effective tax rate of 23.6% and 22.9%, respectively. For both the three and nine months ended September 30, 2025 and 2024, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes, the non-taxable non-controlling interest income, and research and development credits.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of September 30, 2025, the Company did not record any valuation allowance.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes, primarily timing differences with no net impact, were incorporated in the income tax provision for the period ended September 30, 2025.

The Company remains subject to IRS examination for the 2021 through 2023 tax years. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various jurisdictions for the 2020 through 2023 tax years. The Company continues to work with the IRS relating to the 2016 and 2017 tax years and does not expect a material impact to the financial statements. In October 2025, the Company received a notice from the IRS that its 2023 federal income tax return was selected for examination. As of both September 30, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefit.

14. Commitments and Contingencies

In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection (“CBP”) had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. On March 19, 2024, the Company initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, the Company started to receive bills related to certain of its thermal paper shipments. During the three months ended September 30, 2025, the Company submitted protests of certain bills received with CBP and made total payments of $1,528,000 related to certain shipments under the investigation. The Company is also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. The Company maintains a liability reserve representing the total estimated probable loss from the investigation plus accrued interest. As of September 30, 2025 and December 31, 2024, the Company had a total reserve of $1,809,000 and $3,051,000, respectively, representing bills received from CBP, including protested bills. The amount of the final payments could vary significantly from the estimated liability reserve.

The Company is a party to, and certain of its property is the subject of, various pending claims, government investigations and legal proceedings that routinely arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims, should they arise in the future, is not likely to have a material effect on the Company’s financial position or results of income.

15. Segment Report

The Company operates and evaluates its business as a single reportable segment. The following is the summary of the financial information for the Company’s reportable segment:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$124,516	$112,771	$352,126	$320,984
Less (Add):
Cost of goods sold	81,598	69,274	219,339	196,478
Shipping and transportation	11,082	9,009	31,945	24,959
Salaries and benefits	9,992	9,374	28,332	27,152
Professional services	1,258	1,180	3,880	3,501
Depreciation and amortization	1,186	1,106	3,470	3,174
Rent expense	3,297	2,601	9,389	6,586
Marketing expense	1,344	1,672	4,434	5,032
Online platform fees	1,606	3,046	5,738	7,971
Warehouse expense	1,145	1,039	3,099	3,033
Stock-based compensation	252	400	1,043	1,715
ROU asset impairment expense	—	—	—	1,993
Secondary offering transaction costs	—	—	214	—
(Gain) loss, net, on disposal of property and equipment	(403)	(27)	(703)	505
Interest expense	539	535	1,569	1,607
Provision for income taxes	2,304	2,597	7,884	7,413
Other segment expenses*	3,586	2,827	9,003	8,424
Interest income	(415)	(770)	(1,657)	(1,734)
Other income, net	(1,458)	(354)	(323)	(1,790)
Segment net income	7,603	9,262	25,470	24,965
Reconciliation of segment net income to consolidated net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$7,603	$9,262	$25,470	$24,965
* Other segment expenses include property taxes, insurance expenses, office expenses, bad debt expenses, and utilities.

There are no changes in the basis of segmentation or measurement of segment profit or loss since December 31, 2024. The Company’s long-lived assets are almost entirely located in the United States , and similarly its revenues are almost entirely generated in the United States as well. Additionally, the segment assets are the same as the assets reported on the condensed consolidated balance sheets.

16. Secondary Offering

On June 12, 2025, certain executive officers and stockholders of the Company (the "selling stockholders") completed a secondary public offering of shares of the Company's common stock. The Company did not receive any of the proceeds from the sale of these shares by the selling stockholders. The Company incurred offering transaction costs of $214,000 for the nine months ended September 30, 2025, which were recognized in general and administrative expense in the condensed consolidated statements of income.

17. Subsequent Events

On October 3, 2025, the Company amended the Line of Credit to increase the standby letter of credit sub-limit from $10,000,000 to $15,000,000. All other terms of the Line of Credit agreement remained unchanged.

On October 8, 2025, the Company repaid $1,000,000 of the remaining borrowing outstanding under the Line of Credit.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On October 13, 2025, the Company determined that certain of its manufacturing machinery met the criteria for assets for sale subsequent to September 30, 2025. Such machinery was used in the Company's Texas facility through October 13, 2025 and had a carrying value of $572,000 as of that date. The machinery is expected to be disposed of during the fourth quarter of 2025 with a sales price of $400,000, which will yield an impairment of $172,000.

On October 15, 2025, Lollicup was redomesticated in the State of Texas.

On November 4, 2025, the Company's Board of Directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $15,000,000 of its common stock. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and at such times, in such manner, prices and amounts as determined by the Company’s Chief Executive Officer and Chief Financial Officer, including in open market transactions, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future, subject to the requirements of the Securities Exchange Act of 1934, as amended. The authorization for the Share Repurchase Program has no expiration, and may be modified, suspended or terminated at any time and for any reason at the discretion of the Company’s Board of Directors. Under the Share Repurchase Program, no shares will be repurchased directly from directors or officers of the Company. The authorization for the Share Repurchase Program does not obligate the Company to purchase any particular amount of the Company’s common stock.

On November 4, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company's common stock, which will be paid on or about November 28, 2025 to shareholders of record at the close of business on November 21, 2025.

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

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “Karat,” “the Company” or “our Company” refer to Karat Packaging Inc., a Delaware corporation, and, unless the context requires otherwise, our operating subsidiaries. References to “Global Wells” or “our variable interest entity” refer to Global Wells Investment Group LLC, a Texas limited liability company and our consolidated variable interest entity, in which the Company has an equity interest and which is controlled by one of our stockholders. References to “Lollicup” refer to Lollicup USA Inc., a Texas corporation, our wholly-owned subsidiary.

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

We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate eight other distribution centers located in Chino, California; Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Phoenix, Atlanta, and Honolulu metro areas. On October 17, 2025, we announced that Lollicup, our wholly-owned business operating subsidiary, relocated its headquarters to Rockwall, Texas, from Chino, California.

We manage and evaluate our operations in one reportable segment.

Business Highlights and Trends

•We further enhanced our supply chain resilience as the tariff environment continued to evolve. We focused on diversifying sourcing, negotiating additional vendor support, and pivoting to domestic production for certain categories. We strategically increased domestic purchases, which as a percentage of global sourcing, increased from 14.6% for the three months ended June 30, 2025 to 20.4% for the three months ended September 30, 2025. At the same time, we decreased purchase concentration on Taiwan, reducing its percentage from 58.0% for the three months ended June 30, 2025 to 41.6% for the three months ended September 30, 2025.

•We achieved record quarterly net sales of $124.5 million for the three months ended September 30, 2025, an increase of 10.4% in amount and 8.7% in volume, compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, we recorded net sales of $352.1 million, an increase of 9.7% in amount and 10.8% in volume, compared to the nine months ended September 30, 2024.

•Our gross margin was 34.5% and 37.7% for the three and nine months ended September 30, 2025, respectively, reflecting an expected decrease of 410 and 110 basis points from the three and nine months ended September 30, 2024, respectively, as our cost of goods sold began to reflect inventory brought in with elevated tariffs.

•We recorded quarterly net income of $7.6 million for the three months ended September 30, 2025, a decrease of 17.9%, compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, we recorded net income of $25.5 million, an increase of 2.0%, compared to the nine months ended September 30, 2024.

•Our net income margin was 6.1% and 7.2% for the three and nine months ended September 30, 2025, respectively, a decrease of 210 and 60 basis points from the three and nine months ended September 30, 2024, respectively.

•We generated $1.0 million and $18.5 million in net cash from operating activities for the three and nine months ended September 30, 2025, respectively, a decrease of 95.0% and 53.5% compared to the three and nine months ended September 30, 2024, respectively. During the three months ended September 30, 2025 compared to the three months ended September 30, 2024, our duty and tariff payments increased $9.1 million and our inventory purchase payments increased $20.0 million, partially offset by strong collection from account receivables of $11.7 million.

•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $13.1 million and $42.7 million for the three and nine months ended September 30, 2025, respectively, a decrease of 11.3% and 2.9% from the three and nine months ended September 30, 2024, respectively.

•Our Adjusted EBITDA margin, a non-GAAP measure defined below, was 10.5% and 12.1% for the three and nine months ended September 30, 2025, respectively a decrease of 250 and 160 basis points from the three and nine months ended September 30, 2024, respectively.

•We had financial liquidity of $34.7 million and additional short-term investments of $19.9 million as of September 30, 2025.

•On November 4, 2025, our Board of Directors approved a first-ever share repurchase program of up to $15.0 million in common stock.

•On November 4, 2025, our Board of Directors declared another quarterly cash dividend of $0.45 per share on our common stock, which will be paid on or about November 28, 2025 to shareholders of record at the close of business on November 21, 2025.

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

•The recent introduction of baseline and reciprocal tariffs by the new federal administration in April 2025, particularly targeting nations with significant trade deficits like China, has injected considerable uncertainty into the global trade landscape. Broader macroeconomic repercussions of these tariffs—including higher inflation, reduced growth, or altered consumer behavior—could influence demand for our products. We believe our strategic and proactive measures taken over the past few years ahead of the tariff announcements to enhance our supply chain resilience and diversify our sourcing beyond China have solidified our standing as a dependable industry partner, positioning us to capitalize on growth opportunities despite challenging external conditions. Complementing these multi-year efforts, our robust domestic manufacturing scalability allows for swift responses to market changes. Furthermore, we have implemented price adjustments to mitigate cost pressures from higher tariffs. The legality of the overall tariff policy enacted by the administration remains uncertain as the issue is currently under review by the Supreme Court. The outcome of this case, along with the U.S.’s ability to negotiate favorable trade terms and our continued efforts to strengthen our supply chain will have a significant impact on our operations and financial results, and our ability to continue to gain market share.

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

•Since early 2023 and throughout 2024, we pivoted into a more asset-light growth model by increasing imports and scaling back manufacturing in the U.S. In light of the recently announced tariffs as discussed above, we are strategically focusing our domestic manufacturing capacity on certain selected categories to mitigate cost pressures from imports and ensure continued supply to our customers. We will continue to evaluate the mix between import and domestic manufacturing under our nimble operations and flexible supply chain model in the dynamic global trade environment.

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

Results of Operations

The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$124,516	$112,771	$352,126	$320,984
Cost of goods sold	81,598	69,274	219,339	196,478
Gross profit	42,918	43,497	132,787	124,506
Operating expenses	34,345	32,227	99,844	94,045
Operating income	8,573	11,270	32,943	30,461
Other income, net	1,334	589	411	1,917
Provision for income taxes	2,304	2,597	7,884	7,413
Net income	$7,603	$9,262	$25,470	$24,965

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net sales

Net sales were $124.5 million for the three months ended September 30, 2025 compared to $112.8 million for the three months ended September 30, 2024, an increase of $11.7 million, or 10.4%. The sales growth was primarily driven by an increase of $9.4 million in volume and a $3.5 million favorable impact from product mix, partially offset by a $0.7 million unfavorable year-over-year pricing comparison.

Cost of goods sold

Cost of goods sold was $81.6 million for the three months ended September 30, 2025 compared to $69.3 million for the three months ended September 30, 2024, an increase of $12.3 million, or 17.8%. Product costs increased $5.0 million due to sales growth partially offset by more favorable vendor pricing and product mix. Import costs, including ocean freight and duty, increased $8.2 million as a result of higher import duty and tariffs, coupled with a 21.0% increase in import volume, as we purchased more inventory ahead of expected business expansion, partially offset by a 13.4% decrease in average freight container rates during the three months ended September 30, 2025.

Gross profit

Gross profit was $42.9 million for the three months ended September 30, 2025 compared to $43.5 million for the three months ended September 30, 2024, a decrease of $0.6 million, or 1.3%. Gross margin was 34.5% for the three months ended September 30, 2025 compared to 38.6% for the three months ended September 30, 2024, a decrease of 410 basis points. Gross margin was negatively impacted by rising import costs, as discussed above, which as a percentage of net sales increased to 14.4% during the three months ended September 30, 2025 from 8.6% during the three months ended September 30, 2024. This erosion in margin was partially offset by a decrease in product costs as a percentage of net sales, from 49.6% during the three months ended September 30, 2024 to 48.9% during the three months ended September 30, 2025, as a result of more favorable vendor pricing and increased imports as a percentage of total product mix. Inventory write-offs and adjustments as a percentage of net sales also decreased to 0.2% during the three months ended September 30, 2025 from 0.6% during the three months ended September 30, 2024.

Operating expenses

Operating expenses were $34.3 million for the three months ended September 30, 2025 compared to $32.2 million for the three months ended September 30, 2024, an increase of $2.1 million, or 6.6%. Shipping and transportation costs increased $2.1 million during the three months ended September 30, 2025 primarily due to increased offline sales shipping volume. Rent expense increased $0.7 million primarily due to a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center. Salaries and benefits also increased $0.6 million during the three months ended September 30, 2025. These increases were partially offset by a decrease in online platform fees of $1.4 million due to a shift away from third-party order fulfillments of online orders.

Operating income

Operating income was $8.6 million for the three months ended September 30, 2025 compared to $11.3 million for the three months ended September 30, 2024, a decrease of $2.7 million, or 23.9%. The decrease was due to a decrease in gross profit of $0.6 million, coupled with an increase in operating expenses of $2.1 million, as discussed above.

Other income, net

Other income, net was $1.3 million for the three months ended September 30, 2025 compared to $0.6 million for the three months ended September 30, 2024, an increase of $0.7 million, or 126.5%. The increase was driven primarily from a gain on foreign currency transactions of $0.7 million due to the strengthening of the United States Dollar against the New Taiwan Dollar during the three months ended September 30, 2025, compared to a loss on foreign currency transactions of $0.3 million during the three months ended September 30, 2024.

Provision for income taxes

Provision for income taxes was $2.3 million for the three months ended September 30, 2025 compared to $2.6 million for the three months ended September 30, 2024, a decrease of $0.3 million, or 11.3%. The Company’s effective tax rate was 23.3% for the three months ended September 30, 2025 compared to 21.9% for the three months ended September 30, 2024, primarily due to the change in the non-taxable non-controlling interest income and research and development credits.

Net income

Net income was $7.6 million for the three months ended September 30, 2025 compared to $9.3 million for the three months ended September 30, 2024, a decrease of $1.7 million, or 17.9%. The decrease was primarily driven by a decrease of $2.7 million in operating income, partially offset by an increase of $0.7 million in other income, net, and a decrease of $0.3 million in provision for income taxes, as discussed above.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net sales

Net sales were $352.1 million for the nine months ended September 30, 2025 compared to $321.0 million for the nine months ended September 30, 2024, an increase of $31.1 million, or 9.7%. Net sales for the nine months ended September 30, 2024 were understated by $0.7 million, which represented products shipped and recognized as revenue in 2023 but not delivered until 2024. Including this impact, the year-over-year increase in net sales was primarily driven by an increase of $30.1 million in volume and a $7.4 million favorable impact from product mix, partially offset by a $6.6 million unfavorable year-over-year pricing comparison.

Cost of goods sold

Cost of goods sold was $219.3 million for the nine months ended September 30, 2025 compared to $196.5 million for the nine months ended September 30, 2024, an increase of $22.9 million, or 11.6%. Cost of goods sold for the nine months ended September 30, 2024 was understated by $0.4 million related to products shipped and recognized as cost of goods sold in 2023 but not delivered until 2024, as discussed above. Including this impact, the year-over-year increase in cost of goods sold was primarily driven by an increase in product costs of $12.0 million, as a result of increased sales volume partially offset by more favorable vendor pricing and product mix, and an increase in import costs including ocean freight and duty of $12.2 million as a result of higher import duty and tariffs, coupled with a 24.4% increase in import volume, as we purchased more inventory ahead of expected business expansion partially offset by a 4.2% decrease in average freight container rates during the nine months ended September 30, 2025.

Gross profit

Gross profit was $132.8 million for the nine months ended September 30, 2025 compared to $124.5 million for the nine months ended September 30, 2024, an increase of $8.3 million, or 6.7%. Gross profit for the nine months ended September 30, 2024 was understated by $0.3 million related to products shipped and recognized as revenue and cost of goods sold in 2023 but not delivered until 2024, as discussed above. Gross margin was 37.7% for the nine months ended September 30, 2025 compared to 38.8% for the nine months ended September 30, 2024, a decrease of 110 basis points. Gross margin was negatively impacted by rising import costs, as discussed above, which as a percentage of net sales increased to 11.0% during the nine months ended September 30, 2025 from 8.2% during the nine months ended September 30, 2024. This erosion in margin was partially offset by a decrease in product costs as a percentage of net sales from 50.0% during the nine months ended September 30, 2024 to 49.0% during the nine months ended September 30, 2025 as a result of more favorable vendor pricing and increased imports as a percentage of total product mix. Depreciation expense on production equipment as a percentage of net sales also decreased to 1.3% during the nine months ended September 30, 2025 from 1.5% during the nine months ended September 30, 2024.

Operating expenses

Operating expenses were $99.8 million for the nine months ended September 30, 2025 compared to $94.0 million for the nine months ended September 30, 2024, an increase of $5.8 million, or 6.2%. Shipping and transportation costs increased $7.0 million during the nine months ended September 30, 2025 primarily due to increased offline sales shipping volume. Rent expense increased $2.8 million primarily due to a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center. Salaries and benefits also increased $1.2 million. These increases were partially offset by a reduction in online platform fees of $2.2 million due to a shift away from third-party order fulfillments of online orders, and a decrease of $0.7 million in stock-based compensation. Additionally, the nine months ended September 30, 2025 included a $0.7 million gain on disposal of machinery in the normal course of business compared to a

$2.5 million loss during the nine months ended September 30, 2024, which comprised of a $2.0 million non-cash impairment charge of a ROU asset resulting from the sublease of our City of Industry warehouse in California and a $0.5 million loss on disposal of machinery in the normal course of business.

Operating income

Operating income was $32.9 million for the nine months ended September 30, 2025 compared to $30.5 million for the nine months ended September 30, 2024, an increase of $2.5 million, or 8.1%. The increase was due to an increase in gross profit of $8.3 million, partially offset by an increase in operating expenses of $5.8 million, as discussed above.

Other income, net

Other income, net was $0.4 million for the nine months ended September 30, 2025 compared to $1.9 million for the nine months ended September 30, 2024, a decrease of $1.5 million, or 78.6%. The decrease was driven primarily from a loss on foreign currency transactions of $1.9 million, due to the weakening of the United States Dollar against the New Taiwan Dollar during the nine months ended September 30, 2025, compared to a gain on foreign currency transactions of $0.2 million during the nine months ended September 30, 2024. This negative impact was partially offset by an increase in rental income of $0.8 million during the nine months ended September 30, 2025 primarily from our City of Industry warehouse, which we began to sublease in April 2024.

Provision for income taxes

Provision for income taxes was $7.9 million for the nine months ended September 30, 2025 compared to $7.4 million for the nine months ended September 30, 2024, an increase of $0.5 million, or 6.4%. The Company’s effective tax rate was 23.6% for the nine months ended September 30, 2025 compared to 22.9% for the nine months ended September 30, 2024, primarily due to the change in the non-taxable non-controlling interest income and research and development credits.

Net income

Net income was $25.5 million for the nine months ended September 30, 2025 compared to $25.0 million for the nine months ended September 30, 2024, an increase of $0.5 million, or 2.0%. The increase was primarily driven by an increase of $2.5 million in operating income, partially offset by a decrease of $1.5 million in other income, net, and an increase of $0.5 million in provision for income taxes, as discussed above.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

Reconciliation of Adjusted EBITDA (unaudited)	Three Months Ended September 30,
	2025		2024
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$7,603	6.1%	$9,262	8.2%
Add (deduct):
Interest income	(415)	(0.3)	(770)	(0.7)
Interest expense	539	0.4	535	0.5
Provision for income taxes	2,304	1.9	2,597	2.3
Depreciation and amortization	2,766	2.2	2,691	2.3
Stock-based compensation expense	253	0.2	400	0.4
Adjusted EBITDA	$13,050	10.5%	$14,715	13.0%

Reconciliation of Adjusted EBITDA (unaudited)	Nine Months Ended September 30,
	2025		2024
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$25,470	7.2%	$24,965	7.8%
Add (deduct):
Interest income	(1,657)	(0.5)	(1,734)	(0.5)
Interest expense	1,569	0.4	1,607	0.5
Provision for income taxes	7,884	2.2	7,413	2.3
Depreciation and amortization	8,132	2.4	7,980	2.5
Stock-based compensation expense	1,044	0.3	1,715	0.5
Secondary offering transaction costs (1)	214	0.1	—	—
Operating right-of-use asset impairment	—	—	1,993	0.6
Adjusted EBITDA	$42,656	12.1%	$43,939	13.7%

(1) Secondary offering transaction costs represent legal and professional fees incurred in connection with the completion of the secondary offering by certain executive officers and stockholders of the Company, which were directly related to the offering and were incremental to our normal operating expenses.

Free Cash Flow

Free Cash Flow is a financial measure calculated as cash from operating activities less cash used in (i) purchases of property and equipment and (ii) deposits paid for property and equipment.

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

Set forth below is a reconciliation of net cash provided by operating activities to Free Cash Flow:

Reconciliation of Free Cash Flow (unaudited):	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$18,458	$39,732
Add (Deduct):
Purchases of property and equipment	(520)	(718)
Deposits paid for property and equipment	(3,244)	(2,590)
Free Cash Flow	$14,694	$36,424

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

As described in Note 6 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes and is secured by our assets. It consists of a revolving loan facility and a standby letter of credit sub-limit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 3, 2025, we amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40.0 million and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20.0 million, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, we entered into another amendment of the Line of Credit, increasing the standby letter of credit sub-limit from $5.0 million to $7.5 million, and then again on August 21, 2025, increasing it from $7.5 million to $10.0 million. Additionally, as described in Note 17 — Subsequent Events to the condensed consolidated financial statements, on October 3, 2025, we entered into another amendment of the Line of Credit to increase the standby letter of credit sub-limit from $10.0 million to $15.0 million. As of September 30, 2025, we had $1.0 million of borrowings outstanding under the Line of Credit bearing an interest rate of 6.52% per annum, which we repaid in full on October 8, 2025, as described in Note 17 — Subsequent Events to the condensed consolidated financial statements. As of September 30, 2025, the amount issued under the standby letter of credit was $8.3 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $10.7 million.

As described in Note 8 — Long-Term Debt to the condensed consolidated financial statements, on June 17, 2022, we entered into a $25.2 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan had an initial balance of $20.7 million and an option to request additional advances up to a maximum of $8.0 million through June 2023, which we exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On September 5, 2025, we made an early payment of $3.5 million to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.

Additionally, as of September 30, 2025, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. We reclassified the entire remaining balance of $20.4 million under the 2026 Term Loan from long-term debt, net of current portion to long-term debt, current portion on our condensed consolidated balance sheet as of September 30, 2025. We intend to repay the 2026 Term Loan at maturity using our available liquidity, which includes $24.0 million in cash and cash equivalents and $19.9 million in short-term investments as of September 30, 2025.

As of September 30, 2025, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of September 30, 2025, we had $1.0 million of borrowings outstanding under the Line of Credit, $23.8 million in outstanding balance under the 2027 Term Loan, and $20.4 million in outstanding balance under the 2026 Term Loan.

As discussed in Note 14 — Commitments and Contingencies to the condensed consolidated financial statements, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, we started to receive bills related to certain of our thermal paper shipments. During the three months ended September 30, 2025, we submitted protests of certain bills received with CBP and made total payments of $1.5 million related to certain shipments under the investigation. We are also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. Although we have an import duty liability reserve of $1.8 million as of September 30, 2025, representing bills received from CBP, including protested bills, the amount of the final payments could vary significantly from the estimated liability reserve.

As described in Note 17 — Subsequent Events to the condensed consolidated financial statements, on November 4, 2025, our Board of Directors approved a share repurchase program (the “Share Repurchase Program”) of up to $15.0 million, under which we are authorized to repurchase shares of our outstanding common stock from time to time through open market purchases. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Share Repurchase Program has no set expiration date, and may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program.

Additionally, as described in Note 17 — Subsequent Events to the condensed consolidated financial statements, on November 4, 2025 our Board of Directors declared another regular quarterly cash dividend of $0.45 per share on our common stock, which will be paid on or about November 28, 2025 to shareholders of record at the close of business on November 21, 2025. Prior to this, we paid out regular quarterly cash dividends totaling $27.1 million in the current fiscal year.

Our ongoing operations and growth strategy may require us to continue to make investments in new markets and products, logistics and manufacturing infrastructure, e-commerce platforms, talent, and technology capabilities. In addition, we may consider making strategic acquisitions and investments which could require significant liquidity. The rapidly changing macroeconomic, geopolitical and global trade dynamics created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, including the entire balance due on our 2026 Term Loan upon maturity, make lease payments, and fund capital expenditures for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.

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

Liquidity Position

The following table summarizes total current assets, liabilities and working capital at September 30, 2025 compared to December 31, 2024:

	September 30, 2025	December 31, 2024	Change
	(in thousands)
Current assets	$170,679	$160,997	$9,682
Current liabilities	79,604	46,447	33,157
Working capital	$91,075	$114,550	$(23,475)

As of September 30, 2025, we had working capital of $91.1 million compared to $114.6 million as of December 31, 2024, representing a decrease of $23.5 million, or 20.5%, driven by an increase of $33.2 million in current liabilities, partially offset by an increase of $9.7 million in current assets. The increase in current liabilities was primarily driven by an increase in the current portion of long-term debt of $19.9 million as the 2026 Term Loan became mature within twelve months, an increase in accounts payable and related party payables of $7.4 million, an increase in operating lease liabilities, current portion of $2.7 million from a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center, an increase in accrued expenses of $2.7 million, and an increase in outstanding borrowing under our Line of Credit of $1.0 million. The increase in current assets was primarily driven by an increase in inventories of $13.4 million as we increased inventory purchases ahead of expected business expansion and inventory cost started to reflect elevated duty and tariffs, an increase in accounts receivable of $11.1 million as a result of stronger sales in the three months ended September 30, 2025 compared to the three months ended December 31, 2024, an increase in prepaid expenses and other current assets partially offset by a decrease in cash and cash equivalents and short-term investments of $16.0 million.

Cash Flows

The following table summarizes cash flow for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$18,458	$39,732
Net cash provided by investing activities	5,447	1,820
Net cash used in financing activities	(31,467)	(25,725)
Net change in cash and cash equivalents	$(7,562)	$15,827

Cash flows provided by operating activities. Net cash provided by operating activities was $18.5 million for the nine months ended September 30, 2025, primarily the result of net income of $25.5 million, adjusted for certain non-cash items totaling $16.6 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, stock-based compensation, gain on disposal of machinery in the normal course of business, and write-off of inventory. In addition, cash decreased by $23.6 million from changes in working capital, which included a decrease of $13.9 million from the increase in inventory primarily due to higher import costs, a decrease of $11.2 million from an increase in accounts receivable due to higher sales, and a decrease of $7.4 million from a reduction in operating lease liabilities. These decreases were partially offset by an increase of $6.7 million from higher accounts and related party payables primarily associated with increased inventory purchases and an increase of $2.7 million from higher accrued expenses.
Net cash provided by operating activities was $39.7 million for the nine months ended September 30, 2024, primarily the result of net income of $25.0 million, adjusted for certain non-cash items totaling $19.3 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, ROU asset impairment, stock-based compensation, loss on disposal of fixed assets, write-off of inventory, and adjustments to inventory reserve. In addition, cash decreased $4.5 million from changes in working capital, which included a decrease of $6.3 million from an increase in accounts receivable from higher sales, a decrease of $4.5 million from reductions in operating lease liabilities, a decrease of $0.9 million from inventory build-up, and a decrease of $0.4 million from a reduction in deferred revenue. These decreases were partially offset by an increase of $4.2 million from higher accounts and related party payables, an increase of $2.2 million from higher accrued expenses, and a decrease of $1.4 million in prepaid expenses and other current assets primarily resulting from the reduction of tax receivables.

Cash flows provided by investing activities. Net cash provided by investing activities was $5.4 million for the nine months ended September 30, 2025, which primarily included $24.7 million in redemptions of short-term investments, partially offset by $16.3 million in purchases of short-term investments and $3.2 million of deposits paid for the purchase of property and equipment.
Net cash provided in investing activities was $1.8 million for the nine months ended September 30, 2024, which primarily included $38.6 million in redemptions of short-term investments, partially offset by $33.6 million in purchases of short-term investments, $2.6 million of deposits paid for the purchase of property and equipment, and $0.7 million paid to directly purchase property and equipment.

Cash flows used in financing activities. Net cash used in financing activities was $31.5 million for the nine months ended September 30, 2025, which primarily included $27.1 million of cash dividends paid to shareholders, $4.4 million of payments towards long-term debt, $3.5 million of repayment on the Line of Credit, and $0.9 million of Global Wells noncontrolling membership interest redemption gain tax withholding payment, partially offset by $4.5 million of proceeds from the Line of Credit.
Net cash used in financing activities was $25.7 million for the nine months ended September 30, 2024, which primarily included $23.0 million of cash dividends paid to shareholders, $2.3 million paid for the redemption of a non-controlling member's interest in Global Wells, and $0.8 million of payments towards long-term debt, partially offset by cash proceeds of $0.4 million received from the exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion of the risk factor below updates the corresponding disclosure under the same heading in the Form 10-Q for the quarter ended March 31, 2025 and the 2024 Form 10-K.

Our share repurchase program could affect the price of our common stock and increase volatility and could be suspended or terminated at any time, which could result in a decrease in the trading price of our common stock.

Our Board of Directors recently approved a share repurchase program (the "Share Repurchase Program") of up to $15.0 million of our common stock. Under the Share Repurchase Program, we may repurchase shares through open market transactions, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future, subject to the requirements of the Securities Exchange Act of 1934, as amended. Our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves, reduce our stock's public float, and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock. Our Board of Directors may amend or suspend the Share Repurchase Program at any time in its discretion. We can provide no assurances that we will repurchase shares of our common stock within the authorized amount or at all.

Except for the above, there have been no other material changes to the Risk Factors previously disclosed in the Form 10-Q for the quarter ended March 31, 2025 and the 2024 Form 10-K, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Change In Terms Agreement, dated August 21, 2025, by and between Lollicup USA Inc. and Hanmi Bank
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 7, 2025	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)