Form 10-K
period 2025-12-31
Karat Packaging Inc.
filed 2026-03-13
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $244,136,753, based on the closing price of the registrant’s common stock on that date.

As of March 10, 2026, the number of shares of common stock, $0.001 par value, outstanding was 19,963,731 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward- looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, and growth rates, our plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, “we”, “us”, “our”, “Karat”, “the Company” or “our Company” refer to Karat Packaging Inc., a Delaware corporation, and, unless the context requires otherwise, our operating subsidiaries. References to “Global Wells” or “our variable interest entity” refer to Global Wells Investment Group LLC, a Texas limited liability company and our consolidated variable interest entity, in which the Company has an equity interest and which is controlled by one of our stockholders. References to “Lollicup” refer to Lollicup USA Inc., our wholly-owned subsidiary incorporated in California in 2001 and redomesticated to the State of Texas in October 2025.

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

We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of products sourced from a diversified global network of nearly 150 vendors, complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in evolving economic environments to drive operating efficiency and sustained margin expansion and ensure quality of our customer service and product availability during global supply chain disruptions. Starting in 2023 and continuing into 2025, in light of the rising domestic labor and other operating costs and dropping ocean freight rates, we executed a strategy to pivot into a more asset-light model by increasing imports and scaling back domestic manufacturing.

Amidst the evolving tariff environment, we have placed our strategic emphasis on expanding and diversifying our global vendor network to enhance the resilience of our supply chain, minimize tariff impact on our operations and financial results, and maintain a strong margin profile and operating cash flows. We are prioritizing strong partnerships with reliable and cost-efficient sources and more favorable trade terms, negotiating additional vendor support, exploring opportunities to collaborate with vendors in new countries and geographies, while reallocating our own domestic production capabilities to optimize overall product margin. Although we have scaled back domestic manufacturing since 2023 by disposing of certain production machinery and related raw materials and reducing our production workforce, we have largely maintained our manufacturing infrastructure in the U.S. While we expect manufacturing to remain a relatively small portion of our sales mix going forward, we plan to keep manufacturing capabilities domestically to retain our nimble business model and resilient supply chain. For the year ended December 31, 2025, manufacturing accounted for approximately 9% of our net sales, down from 11% in the prior year.

Our customers include a wide variety of national and regional distributors, restaurant and supermarket chains, retail establishments and online customers. Our products are well suited to address our customers’ needs towards take-out and food delivery orders. Our diverse and growing blue chip customer base includes well-known fast casual chains such as Applebee’s Neighborhood Grill + Bar, Chili’s Grill & Bar, PF Chang's China Bistro, Chipotle Mexican Grill, and Olive Garden, fast food chains such as The Coffee Bean & Tea Leaf, El Pollo Loco, In-N-Out Burger, Jack in the Box, Panda Express, and Raising Cane’s Chicken Fingers. Additionally, in 2025, we initiated a strategic emphasis on growing our paper bag business. We have won a paper bag contract with one of our largest national chain accounts with forecast annualized revenue of approximately $17.0 million, and we are looking into replicating the success with our other customers. We expect our paper bag business to significantly scale, and become one of the most significant growth drivers for our business in the next two to three years. As our capabilities, product offering, and footprint expand, we aim to broaden our reach to national and regional airlines, entertainment venues, and other non-restaurant customers. Our increasingly strong brand recognition in the foodservice industry, nimble operations and scaled distribution position us strongly for new customer acquisition and continued wallet share expansion with existing customers. For the years ended December 31, 2025 and 2024, no single customer represented more than 10% of our revenue.

We are an omni-channel provider and have made significant investments in e-commerce, distribution network, technology, supply chain, and customer initiatives, such as online ordering and same day pickup. We operate our e-commerce channel through our company storefront at www.lollicupstore.com and through our mobile app, available for download on both Apple and Android platforms, as well as third-party storefronts on Amazon, Walmart, eBay, TikTok, and Sysco. Our e-commerce platforms allow us to offer our entire range of products for online procurement and cross market other products to our customers. These platforms also provide us with the opportunity to continue our expansion into the business-to-consumer ("B2C") market in addition to the business-to-business ("B2B") small retailer customers that we have traditionally served. We have continued to invest in expanding our e-commerce team and optimizing our online marketing efforts.

We classify our customers into three categories: chains and distributors, retail, and e-commerce/online.

•Chains and distributors: National and regional chains customers are typically fast casual, fast food restaurants, and supermarket chains with locations across multiple states. We enter into floor stocking agreements with a subset of our national and regional chains customers, providing some visibility into future revenue. Chain accounts often order through their designated distribution partners. National and regional distributors typically purchase our products to resell to restaurants, offices, schools, government entities and other businesses.

•Retail: Primarily regional bubble tea shops, boutique coffee shops, frozen yogurt shops and small mom-and-pop restaurants that often purchase our specialty beverage ingredients and related items. This channel also includes a small amount of revenue generated from logistic and transportation services provided to customers.

•E-commerce/Online: Small businesses, often with only one or two locations, as well as customers who purchase for personal use.

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

As we broaden our reach and expand into new product categories and geographic areas, we have taken significant steps to strengthen our sales force and to scale our distribution network. We have added new sales representatives and regional managers to ensure localized expertise and better customer engagement in key markets. Additionally, we recognize the value of internal growth and development within our organization, exemplified by the promotion of our regional sales directors in 2025. These strategic appointments underscore our commitment to fostering leadership from within and aligning our sales strategy with long-term growth objectives. Together, these efforts position us to drive sales performance and deepen our market presence.

We continued to significantly expand our distribution network, which we view as one of the key growth drivers of our business. We currently operate manufacturing facilities and distribution centers in Chino, California, Rockwall, Texas and Kapolei, Hawaii. In addition, we have distribution centers located in Branchburg, New Jersey; Puyallup, Washington; Kapolei, Hawaii; Sugar Land, Texas; and Aurora, Illinois. In the past 24 months, we opened a second warehouse in Chino, California and a new warehouse in Mesa, Arizona, adding over 230,000 square feet of distribution space. Additionally, we also expanded capacity in existing warehouses. Our distribution and fulfillment centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Phoenix, Dallas, Houston, Seattle, Atlanta and Honolulu metro areas.

Competitive Strengths

We believe the following strengths fundamentally differentiate us from our competitors and drive our success:

Extensive portfolio of disposable foodservice and specialty food and beverage products

We leverage our diversified global supplier network and domestic production capabilities to offer customers a wide selection of single-use disposable foodservice products and specialty food and beverage products with nearly 8,400 SKUs across a broad range of product categories. Key offerings include food and take-out containers, bags, boxes, tableware, cups, lids, cutlery and straws, boba tea supplies and coffee drinks. Our strong relationships with our suppliers allow us to offer customers products that preserve the high food quality and meet the unique needs of their business. Furthermore, these supplier relationships allow us to offer custom-branded and custom-designed products with fast turnaround times and at competitive prices, providing them with both breadth of products and flexibility.

Pioneering the way for sustainability with a growing focus on eco-friendly products

Our commitment to pursuing environmental sustainability is exhibited in many aspects of our business. We believe we are amongst the leading companies in the supply of eco-friendly disposable foodservice products in the United States. Since our inception, we have made the conscious choice to never use Styrofoam in any of our products. In 2008, we established Karat Earth® as an eco-friendly line of foodservice products, including food and take-out containers, bags, boxes, tableware, cups, lids, cutlery, and straws. This special catalog of products are largely made from renewable resources that are commercially compostable. Karat Earth® supplements our eco-friendly offerings within our other product lines. We intend to invest further in research and development for our Karat Earth® line to significantly expand our product offering to meet the needs of our customers and the evolving regulatory landscape. We have seen continued growth in our eco-friendly product line, with sales from these products increasing to 34.1% of our total sales for the year ended December 31, 2025, compared to 33.6% in the previous year. We placed a strategic focus on expanding our paper bag business in 2025, and started shipment on a newly-acquired paper bag contract with a chain account in the second half of the year, growing paper bags sales from $7.9 million for the year ended December 31, 2024 to $13.7 million for the year ended December 31, 2025.

Growing blue-chip customer base across various channels

We sell and distribute our products to a variety of customers nationwide including national and regional distributors, restaurant and supermarket chains, retail establishments and online customers. We have a successful track record of winning new customers and significantly growing wallet shares with our customers. Our diverse and growing blue chip customer base includes well-known fast casual chains such as Applebee’s Neighborhood Grill + Bar, Chili’s Grill & Bar, PF Chang's China Bistro, Chipotle Mexican Grill, and Olive Garden, fast food chains such as The Coffee Bean & Tea Leaf, El Pollo Loco, In-N-Out Burger, Jack in the Box, Panda Express, and Raising Cane’s Chicken Fingers. We have grown our revenue from chains and distributors to $370.6 million for the year ended December 31, 2025, with an increase of approximately 64.7% compared to the year ended December 31, 2020 prior to our Initial Public Offering (IPO). Our growth is supported by continuous effort to add new customer accounts and to expand existing customer accounts. For example, for one of our largest national chain accounts, we grew from less than $1.0 million on 5 SKUs for the year ended December 31, 2016, to approximately $12.6 million on more than 20 SKUs for the year ended December 31, 2025, including a paper bag contract signed with forecast annualized revenue of approximately $17.0 million. We are looking into replicating the success on our paper bag business with our other customers. In addition, we have also added more than 120 new accounts in the chain and distributor channel for the year ended December 31, 2025. As our capabilities in product offering and footprint expand, we aim to continue to focus on the growth our paper bag business and eco-friendly products and broaden our reach to national and regional airlines, entertainment venues, and other non-restaurant customers.

Scaled distribution with diversified global sourcing and flexible domestic production capabilities

We leverage our diversified global supplier network to offer customers a wide selection of single-use disposable foodservice products. We have significantly grown our inventory sourcing network from only a handful of vendors initially to nearly 150 active vendors by the end of 2025. These supplier relationships allow us to offer custom-branded and custom-designed products with fast turnaround times and at competitive prices. Against a backdrop of higher tariff, we have strategically and swiftly realigned our global supply chain during 2025. We reduced purchases from China from approximately 22% of global sourcing during 2024 to approximately 15% in 2025, maintained purchases from Taiwan at approximately 50% of our global sourcing, and diversified sourcing to countries with more favorable trade conditions, including Malaysia and Vietnam, which in aggregate accounted for approximately 17% of our global sourcing in 2025 compared to 9% in 2024. Additionally, we are actively exploring sourcing from other geographies to further enhance the resilience of our global supply chain. Our capability to build and manage a nimble and adaptive global supplier chain has allowed us to continue to improve our cost efficiency and expand our margin.

Domestically, our California, Texas, and Hawaii facilities have a portion of operational capacity dedicated to manufacturing capabilities. For the year ended December 31, 2025, approximately 9% of our revenues were generated from the sale of products manufactured in-house. We view distribution as our primary focus and growth driver while our manufacturing capabilities as a complement to the base distribution business. This approach allows us to procure products at competitive prices, maintain disciplined cost management, and enhance supply chain resilience.

We consider our increasingly sophisticated logistics capabilities and expanded distribution network to be an important core competency and key differentiator from our competitors. Among the total of ten distribution centers, two were newly opened in the past 24 months located in Chino, California and Mesa, Arizona. Further, we racked up additional space within existing warehouses to allow for better management and fulfillment of products. We own a fleet of 40 trucks (including some that are refrigerated to transport frozen food item), 46 trailers, 16 bobtails, and 47 chassis, and as of December 31, 2025, employed 41 drivers in our logistics division. Our national distribution and logistics capacity allows us to provide efficient and cost-effective distribution to customers and reduce reliance on third-party logistics providers. We intend to continue to enhance our distribution capabilities via opening of additional distribution centers in strategic locations across the U.S. and expanding our distribution fleet and workforce.

Experienced and highly-driven management team with the focus on achieving attractive financial profile

We have assembled a strong executive management team to lead our company in its next phase of growth, supported by a deep bench of functional area leads across the organization. Our co-founders, Alan Yu and Marvin Cheng, have worked together for over 20 years to aggressively drive growth across the business. Daniel Quire joined us in 2018 and was appointed Chief Revenue Officer in 2023, helping to provide leadership to our sales team, lead our customer acquisition and engagement initiatives, and expand our market presence. Our Chief Financial Officer, Jian Guo, joined us in 2022, bringing years of public company experience to bolster our finance and accounting functions. Under the leadership of our highly-driven management team, the Company has navigated various operational challenges in a dynamic global business environment and has demonstrated the ability to deliver industry-leading financial performance in recent periods, highlighted by strong gross margin expansion and robust cash flow generation.

Growth Strategy

Our goal is to become a leading provider to a broad set of customers for all of their disposable foodservice products and related needs. We plan to continue to grow our business and increase our profitability through the following key initiatives:

Disrupt the traditional foodservice supply chain

The traditional foodservice supply chain consists of manufacturers selling through a multi-layer distribution and logistics network before the product reaches the end customer. As a full-service distributor ourselves, we provide products directly to the end user, eliminating the need for the traditional multi-layer supply chain. In recent years, we have committed to enhancing our operational efficiency and customer satisfaction by strategically opening new distribution centers near key metropolitan areas in the United States. This initiative aims to optimize inventory distribution, reduce lead times for inter-warehouse transfers, expedite order fulfillment, and improve service reliability, all of which strengthen our competitive advantage.

Continue to build our e-commerce distribution channel

We believe there is an opportunity to continue to significantly grow our higher margin e-commerce business and we intend to do so by continuing to make investments in people, distribution capabilities, marketing, and technology. We expanded our online presence to TikTok in 2024 and Sysco in 2025, adding to our existing list of third-party storefronts which already included Amazon, Walmart, and eBay. Starting in 2025, we scaled back third-party fulfillment on e-commerce platforms, and focused on fulfilling ourselves, which allowed us to significantly enhance our online sales profitability. Our e-commerce platforms enable us to offer our entire range of products for online procurement and to cross market other products to our customers. These platforms also provide us with the opportunity to continue our expansion into the B2C market in addition to the B2B small retailer customers that we have traditionally served.

Grow our base business with incremental revenue from existing customers

We have historically achieved tremendous success in gaining wallet-share with existing accounts once we won new customers. We intend to continue to drive growth by increasing penetration within our existing customer base. We believe there is an opportunity to offer additional product lines allowing us to become a true “one-stop” supplier. Our reputation of being a reliable supplier with strong customer service and competitive prices has led to consistent requests for proposals from our existing customers as they look for new and innovative products and diversify their supplier base. We have historically experienced consistently high customer retention rates as a result of our product offerings and dedication to our customers. Our major customer retention rate, defined as year-over-year retention of our top 100 customers, was 99% from 2024 to 2025. For the year ended December 31, 2025, revenue from our major customers increased 11% year-over-year, as we continued to expand wallet share with existing customers.

Expand our customer base via new capabilities, geographies, products, services, and end markets

We believe our addressable market is substantial in size and continues to grow as food delivery businesses like Grubhub, Uber Eats, DoorDash, and others expand the demand for take-out and at-home disposable foodservice products. We plan to continue to add new experienced sales team members to broaden our reach, expand into new geographic areas, and continue to focus on customer engagement.

We are committed to continuously evaluating and expanding our product and service offerings to meet evolving customer needs and enter new markets. For example, our strategic focus on our paper bag business in 2025 yielded significant results, with the win of a paper bag contract with one of our largest national chain accounts with forecast annualized revenue of approximately $17.0 million. This success validates our capabilities to grow our business through the expansion of our products and services, and highlights the immense growth opportunity with our other customers. As we continue to build on this momentum, the paper bag business will remain a key area of focus for ongoing expansion and development in the coming years.

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

Expand distribution network to support growth

We have made solid strides towards expanding our distribution footprint and capabilities in the United States, which has enhanced our inventory management, improved customer service and positioned us for continued market penetration and growth. In the past 24 months, we invested in the significant expansion of our distribution capabilities by adding over 230,000 square feet of distribution space through the opening of two new warehouses in Chino, California in 2025 and in Mesa, Arizona in 2024. Additionally, we racked up additional areas in existing warehouses. We look to continue the expansion of our distribution footprint and capabilities to strategically support our planned growth across the United States.

Continue to develop new, innovative eco-friendly products

As part of our growth strategy, we are focused on significantly increasing our eco-friendly product sales in the years ahead. Environmental sustainability is a top priority as we strengthen our position as a leading supplier of eco-friendly disposable foodservice products in the United States. Our Karat Earth® line features products primarily made from renewable resources that are commercially compostable. We are committed to continued investment in research and development to broaden and enhance this product line. As of December 31, 2025, our portfolio of eco-friendly products has grown to over 580 SKUs, up from approximately 550 SKUs as of the prior year end. Sales from eco-friendly products as a percentage of total sales increased from 33.6% for the year ended December 31, 2024 to 34.1% for the year ended December 31, 2025. In 2025, we initiated a strategic emphasis on expanding our paper bag product offerings. We have won a paper bag contract with one of our largest national chain accounts with forecast annualized revenue of approximately $17.0 million, and we are looking into replicating the success with our other customers. With shipments under this contract starting in the second half of 2025, we have grown our paper bags sales from $7.9 million for the year ended December 31, 2024 to $13.7 million for the year ended December 31, 2025. We expect our paper bag business to significantly scale, and become one of the most significant growth drivers for our business in the next two to three years. Through these initiatives, we aim to collaborate with our customers to progress towards achieving sustainability goals.

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

Our Industry

The disposable foodservice products industry is substantial in size and rapidly growing. The primary categories of disposable foodservice products include food and take-out containers, bags, boxes, tableware, cups, lids, cutlery, and straws. The large breadth and scope of products is reflected in the diverse nature of the industry participants, which range from large international conglomerates to smaller regional and niche businesses. As a result, the industry is represented by a large number of companies and remains highly fragmented. Similarly, end customers of the disposable foodservice products industry are equally diverse in composition. The primary purchasers of our products include fast casual restaurants, fast food chains, family dining restaurants, specialty drink establishments like bubble tea and coffee shops, convenience stores, and supermarkets.

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

Our Products

Our scaled distribution with diversified global sourcing capabilities complemented by select domestic productions allow us to offer a wide selection of high-quality disposable foodservice products at competitive prices. We work in close collaboration with our customers to develop products to meet the needs unique to their individual businesses. This includes developing containers and food storage items that are both visually appealing and that deliver the best possible food quality and freshness. Additionally, we are able to custom print or label many of our products, to help our customers brand the at home dining experience of their customers. Our range of products include but are not limited to:

•food and take-out containers;
•bags;
•boxes;
•tableware;
•cups;
•lids,
•cutlery,
•straws,

•specialty beverage ingredients;
•gloves;
•utensils;
•janitorial and warehouse supplies; and
•boba tea supplies and coffee drinks.

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

We have established a scaled and flexible distribution and logistics system, with distribution centers strategically located throughout the United States. We offer multiple ordering channels, including telephone, email, electronic data interchange, Lollicup e-commerce store website and app, and storefronts on marketplaces such as Amazon, Walmart, eBay, TikTok, and Sysco. Our delivery options to customers range from courier package services to same-day delivery on our own fleet. Our scaled and nimble logistics network has enabled our customers to place and receive orders based on their real-time business needs and effectively reduce inventory level and working capital requirements.

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

Our Corporate Structure

Set forth below is an organizational chart for the Company and its consolidated entities as of December 31, 2025:

Alan Yu
CEO and Chairman
Marvin Cheng
Vice President – Manufacturing and Secretary
Other Owners
30.5%
26.3%
43.2%
Karat Packaging Inc.
a Delaware Corporation
100%
Lollicup USA Inc.,
a Texas corporation
Other Owners
100%
15.1%
84.9%
Lollicup Franchising, LLC,
a Texas limited liability company
Global Wells Investment Group LLC,
a Texas limited liability company

Please see Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the agreements between Global Wells and us.

Intellectual Property

Our intellectual property portfolio includes 12 active trademarks, including Lollicup, Karat, Karat Earth® and Total Clean, and 5 registered copyrights.

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

Our products

We are a pioneer and leader in the supply of eco-friendly disposable foodservice products in the United States. Since our inception, we made the conscious choice to never use Styrofoam in any of our products. Styrofoam products are non-biodegradable and therefore take up permanent space in landfills resulting in a constant leach of harmful chemicals into the environment. Styrofoam products are also very difficult to clean up as they often escape waste collection systems due to their low density. They are easily wind-blown and ultimately end up in parks, forests, beaches, oceans and rivers.

A recent peer-reviewed global study conducted by the American Association for the Advancement of Sciences found that less than 10 percent of plastics is recycled, meaning the vast majority of plastic waste ends up in landfills or the environment. Other studies indicated a large percentage of landfill waste in the United States is comprised of plastic containers and food-

ware. Such striking statistics have prompted many state and city governments to enact regulations to cut down on plastic pollution. For example, as of December 31, 2025, seven states — Maine, Oregon, Colorado, California, Minnesota, Maryland, and Washington — have enacted comprehensive Extended Producer Responsibility (EPR) packaging laws, requiring businesses to manage their packaging materials through end‑of‑life (the post‑consumer collection, sorting, recycling, composting, and final disposal of packaging). In 2024, New Jersey introduced regulations focusing on increasing post-consumer recycled (PCR) content in packaging. These mandates include gradual increases in PCR content for various materials, such as plastic beverage bottles and rigid plastic containers, aligning with long-term sustainability goals. In 2023, both Rhode Island and Delaware passed bills that prohibited food service establishments from using polystyrene foam in their food packaging. In 2022, California passed legislation banning Styrofoam starting January 1, 2025 and requiring all packaging in the state to be recyclable or compostable by 2032. In 2024, California further enacted the legislation banning all plastic carry out bags at retail checkout starting January 1, 2026, requiring stores to offer only recycled-paper or compliant reusable bags instead. A variety of individual cities have also passed their own complimentary ordinances to limit single-use plastic products. While more governments enact regulations to prevent and reduce waste that is harmful to the environment, more consumers are also actively taking steps towards being more sustainable, accelerating the demand for eco-friendly disposable products.

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

We continue to invest in research and development to expand our Karat Earth® product line and meet the growing demand for sustainable packaging solutions. As part of our broader sustainability initiatives, Karat Earth® supplements our other environmentally-friendly product lines, including paper items, strengthening our ability to deliver innovative, compliant, and market-responsive solutions. Through these efforts, we aim to support waste reduction, reduce reliance on non-renewable resources, and help customers achieve their sustainability goals while addressing broader environmental challenges. We have seen continued growth in our eco-friendly products, with sales from these products increasing to 34.1% of our total sales for the year ended December 31, 2025, compared to 33.6% in the previous year. As of December 31, 2025, we had over 580 SKUs of eco-friendly products that our customers could choose from, up from approximately 550 as of the prior year end.

Our operations

In our manufacturing facilities in the United States, the production process involves intake of water, discharge and recycling of waste as well as other disposal activities. As a Company, we place strong emphasis on water conservation and reducing water pollution. Outside of the required cooling of manufacturing machines and equipment after production cycles, our manufacturing process does not require large quantities of water. We ensure appropriate drainage and disposal of contaminated water, grease oil, and other chemicals discharged from our production activities in order to limit the pollution of valuable water sources. Reclamation is also a key consideration for us. Waste products from our production process are thoroughly inspected and checked for the potential of re-use or recyclability. Identified items are repackaged and sold or they are transferred to our local waste management facilities for proper disposal, thereby reducing waste and the use of landfill space. Some of our raw materials are also BPI certified. For over 20 years, the BPI certification has been the defining symbol of commercial compostability due to its rigorous testing standards. The BPI certification is the only third-party verification for compostable products in North America. For products that require use of plastic, we try to ensure that the resin we source is both BPA and PFA (or perfluoroalkyl and polyfluoroalkyl) free as these substances are known for their extreme persistence in the environment upon discharge.

Our commitment to sustainability is also demonstrated in our focus on recycling and reusing. For example, we utilize recycled resin material in our manufacturing process to reduce our reliance on virgin plastic. After production, any resin waste is meticulously washed and cleaned to remove contaminants, ensuring the recycled resin meets the required quality standards for reuse in our facilities. By using recycled resin, we reduce plastic waste, lower our carbon footprint, and contribute to the broader shift toward more sustainable solutions. Our warehouses have implemented the practice of reusing paper cardboard boxes and wooden pallets for inventory storage and shipments. We offer credits to certain customers that return and reuse wooden pallets. We train our warehouse and janitorial staff to properly dispose of and recycle all types of material including paper, plastic, and scrap metal. The utilization of trash compacting services has allowed us to minimize the frequency of waste pickups and also reduce landfill space. We have installed LED bulbs in light fixtures within both the warehouse and office space that are more efficient than their traditional fluorescent counterparts, often with timers that automatically turn off lights after a period of time if no movement is detected. We have also programmed our HVAC units at some of our locations to run on predetermined schedules to reduce our overall power consumption. We are exploring options to improve the energy efficiency of our warehouses, such as through the installation of solar panels. Additionally, we are transitioning our company fleet from being gas powered to those that run entirely on electricity. To the extent possible, we have also switched over from single use batteries to rechargeable battery packs in our lineup of tools and equipment. We have installed charger meters to monitor the efficiency of our forklift batteries. This system allows us to optimize battery usage and is now eligible for quarterly credits through the California's Low Carbon Fuel Standard program ("LCFS program"). In addition, it provides real-time monitoring of all chargers, enabling better oversight and management of energy consumption. Our Company as a whole has also made strides to reduce the need for paper and ink by embracing a more digital form of paperwork retention. Through these various efforts, we play our part to reduce our carbon footprint and will continue to look into and implement further sustainable practices.

We are regulated by certain federal, state, and international environmental laws governing our use, transport, and disposal of production materials and control of emissions. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings, or global competitive position.

A liability for environmental remediation and other environmental costs is accrued when we consider it probable that a liability has been incurred and the amount of loss can be reasonably estimated. Environmental costs and accruals are presently not material to our operations, cash flows, or financial position.

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

Safety

One of our most important corporate values is the safeguarding of our people and fostering a culture of care that promotes the well-being of our employees, contractors, and business partners. We protect our people, projects, and reputation by striving for zero employee injuries and illnesses, while operating and delivering our work responsibly and sustainably. Our safety culture empowers every member of the workforce to exercise stop-work authority without repercussion to address any potential unsafe work conditions. We develop and administer company-wide safety policies to ensure the well-being of each team member and compliance with Occupational Safety and Health Administration standards. This includes periodic safety training and assessments as well as annual safety audits. We require all employees and contractors at our warehouse and manufacturing facilities to understand and follow these safety policies. These guidelines have been put into place by management to address three key components of safety:

•Identifying the root cause of safety hazards in our operations;
•Assessing risks associated with all hazards or conditions identified; and
•Mitigating risks associated with known hazards and conditions.

Diversity, equity, and inclusion (DE&I)

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

Good corporate governance and transparency are fundamental to achieving our vision of becoming a leader in our industry. Our engagement approach involves ongoing communication with our employees. We strive to provide relevant market updates to our team members as well as to share important information regarding our revenue trends, inventory status, and other financial and operating metrics as deemed necessary. At the same time, our employees are expected to act with integrity and objectivity and to always strive to enhance our reputation and performance. We maintain a Code of Business Conduct and Ethics which is attested by every employee and provides our framework for ethical business. As of December 31, 2025, we have the following gender and ethnicity breakout for our employees, C-suite executives, and Board of Directors members:

	Full-Time employees	C-Suite Executives	Board of Directors
Total count	636	3	5
Gender
Male	66%	67%	60%
Female	33%	33%	40%
Other/Did not self-identify	1%	—	—
Ethnicity
Hispanic	51%	—	—
Asian	16%	67%	100%
White	13%	33%	—
Black	15%	—	—
Other/Did not self-identify	5%	—	—

Compensation and benefits

Consistent with our core values, we take care of our people by offering competitive compensation and comprehensive benefits programs. We continuously make wage investments to ensure our compensation packages reflect the evolving circumstances across our markets. One of the goals of our recruitment strategy is to ensure we are aligning roles with compensation levels based on job responsibilities, market competitiveness, geographic location, strategic importance of roles, and other relevant factors.

Our compensation package includes a base salary and equity compensation programs, depending on the role. In January 2019, the Company’s Board of Directors adopted the 2019 Stock Incentive Plan (the “Plan”). A total of 2,000,000 shares of common stock have been authorized and reserved for issuance under the Plan in the form of incentive or nonqualified stock options and stock awards. As of December 31, 2025, a total of 935,900 shares of common stock were awarded under the Plan. Employees, directors, and consultants are eligible to receive stock options and stock awards under the Plan. Additionally, we make matching contributions to our employees' 401(k) retirement accounts to support their retirement goals.

We also offer our employees’ healthcare, wellness, paid sick leave, flexible paid time off, and other benefits to support their quality of life and enable them to thrive in the workplace. All eligible full-time and part-time employees and their eligible dependents receive competitive health benefits. We cover approximately 65% of total eligible healthcare costs for part and full-time employees for our 360 participating employees as of December 31, 2025.

Learning and development

We believe that high performance is an outcome of a person’s ability to change, adapt, and grow their capabilities throughout their career. We emphasize on-the-job learning that enables employees to meet the demands of challenging and changing work and focuses on reinforcing key principles that are designed to support employees' effectiveness in their current job and in their future development. We provide technical and leadership training to employees, specifically our production and sales teams who work closely with our products and services. We continued to enhance our Sarbanes-Oxley ("SOX") compliance and cybersecurity awareness training programs to key employees, underscoring our commitment to equipping our workforce with the knowledge to navigate regulatory and digital risks effectively. In particular, our focus on employee development has been structured over the last several years through programs designed to embed essential skills and reinforce strategic goals that are aligned to our culture and business goals. This is evidenced by the fact that we promoted 77 and 110 employees during the years ended December 31, 2025, and 2024, respectively.

Other information

As of December 31, 2025, we employed approximately 696 employees, out of which 636 were full-time employees. None of our employees are currently covered by a collective bargaining agreement. We have no labor-related work stoppages and believe our relations with our employees are good.

Corporate Information

We were founded in 2000 by Alan Yu and Marvin Cheng in San Gabriel, California as Lollicup USA Inc., a California corporation. Initially our business was focused on the establishment, franchising, and licensing of bubble tea stores nationwide. Considered a pioneer for the bubble tea business in North America, our business grew rapidly from a single Lollicup store in 2000 to more than 60 stores in 2006. In order to ensure consistency across our stores, we expanded our focus in 2004 to include the distribution of supplies for the bubble tea industry. In 2013, we sold the retail bubble tea business to certain Lollicup’s shareholders. In 2014, due to growing demand across the foodservice industry for our disposable food packaging products, we began distributing and manufacturing under the Karat brand out of our California facility.

In September 2018, we incorporated Karat Packaging Inc. in Delaware, and the Company, Lollicup, and Messrs. Yu and Cheng and the other shareholders of Lollicup (together, the “Lollicup Shareholders”) entered into a share exchange agreement and plan of reorganization whereby the Lollicup Shareholders exchanged their shares of common stock in Lollicup for an equal number of shares of common stock of the Company, resulting in Lollicup becoming a wholly-owned subsidiary of the Company. In October 2025, we redomesticated Lollicup to the State of Texas. Our principal executive and administrative offices are located at 6185 Kimball Avenue, Chino, CA 91708, and our telephone number is (626) 965-8882. Our corporate website address is www.karatpackaging.com. For additional historical information about us, see Note 1 — Nature of Operations in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to take advantage of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

For so long as we are an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to:

•Being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this filing;
•Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) in the assessment of our internal control over financial reporting;
•Not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements;
•Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company on December 31, 2026, which represents the end of the fiscal year in which the fifth anniversary of the date of our IPO prospectus occurs.

We are also a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent that we continue to qualify as a smaller reporting company after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company.

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

We manufacture and distribute single-use disposable products made of plastic, paper, biopolymer-based, and other compostable products. Our products are primarily used in restaurant and foodservice settings, and therefore they come into direct contact with food and other consumable products. Accordingly, our products must comply with various laws and regulations for food and beverage service applicable to our customers. Changes in such laws and regulations could negatively impact customer demand for our products as they comply with these changes and/or require us to make changes to our products.

Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health and environmental-related concerns and perceptions.

Furthermore, we are subject to social and cultural changes, which could impact demand for certain products. For example, the banning of plastic straws was triggered by a social media backlash, which caused corresponding legislative changes within a short time period, resulting in the ban of plastic straws in certain jurisdictions, and a movement toward eco-friendly utensils. If we are unable to quickly adapt to changes in consumer preferences and subsequent legislation, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Supply chain disruptions could interrupt product manufacturing and increase product costs.

Our operating model entails generating the majority of our revenue from the import and distribution of our vendors' products. While we have taken measures to diversify and expand our supplier network, our reliance on third-party manufacturers outside the U.S. to produce most of our products could negatively impact our business during global supply chain disruptions. Further international conflicts could impact important trade routes, resulting in increased lead times for shipments, elevated freight costs, and suppressed margin. Additionally, failure to adequately source and timely ship our products to the U.S. and then onwards to customers could lead to failure to meet customer demand, loss of potential revenue, strained relationships with customers, and diminishing brand loyalty.

Raw material inflation or shortage of available materials could harm our financial condition and results of operations.

Raw materials are subject to price fluctuations and availability, which could result from external factors, such as inflation, weather-related events, or other supply chain challenges, that are beyond our control. We typically do not enter into long-term fixed price contracts with our suppliers, and our suppliers could pass on raw material price increases to us. Even if we are able to mitigate the impact of higher costs by increasing our selling prices, our margin could be negatively impacted in periods of rising raw materials costs due to the lag between the sourcing or the manufacturing of our products and the subsequent sales to our customers. Additionally, raw material shortages, especially with respect to key materials such as plastic and paper, or our inability to timely pass through increased costs to our customers may materially and adversely affect our business, financial condition, results of operations, and cash flows.

We operate in a highly competitive environment and may not be able to compete successfully.

The single-use disposable foodservice products industry is extremely competitive and highly fragmented. Many of the companies that compete in our industry are significantly larger with greater resources, have greater brand recognition and have a larger product offering. We may be unsuccessful in our efforts to compete against such large and established companies. In addition, our current or potential competitors may offer products at a lower price, expand their promotional activities, or offer products and services that are superior to ours. Our success is heavily dependent on our ability to source and develop emerging and legislatively mandated raw materials, adapt our manufacturing capabilities, and gain customer acceptance of our new products. If we are unable to effectively innovate, produce, and market differentiated products that are competitive in terms of price and quality, our ability to sustain or grow net sales, protect profit margins, or maintain our position in the industry may be compromised. Additionally, failure to attract and retain customers for both current and future products could hinder our efforts to expand market share and increase revenues. These challenges, compounded by competitive pressures, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

We rely upon third-party ocean freight, air freight, and land-based carriers for product shipments from our vendors and to our customers. Any failure to obtain sufficient freight capacity on a timely basis or at favorable shipping rates will result in our inability to receive products from suppliers or deliver products to our customers in a timely and cost-effective manner, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We may experience delays or disruptions in the shipment of our goods through operational ports.

We rely on the timely and free flow of goods through open and operational ports, both domestic and international, from our suppliers and manufacturers. Transportation and other delays in shipments, including as a result of heightened security screening, port congestion, inspection processes, or other port-of-entry limitations or restrictions; or labor disputes or disruptions at ports, our common carriers, or at our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing activity, potentially causing delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and significant incremental demurrage charges. Such disruptions could materially and adversely affect our business, financial condition, results of operations, and cash flows. Further, failure to procure our products from our suppliers and manufacturers and deliver merchandise to our customers in a timely and effective manner could reduce our sales, gross margin, and profitability, damage our brand, and harm our business.

Our net sales and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.

Restaurant dining and food delivery services are generally discretionary items for end-consumers. Therefore, the success of our business depends significantly on broader economic factors and trends in consumer spending. Consumers have broad discretion as to where to spend their disposable income and may choose to reduce their restaurant and foodservice spending in times of inflation, high interest and unemployment rates which would negatively impact our customers and then in turn our results of operations. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

To ensure adequate inventory supply, we forecast inventory needs and often place orders with our vendors before we receive firm orders from our customers. If we fail to accurately forecast demand, we may experience excess inventory levels or a shortage of product to deliver to our customers.

If we underestimate the demand for our products, we, or our vendors, may not be able to scale to meet demand timely, and this could result in delays in the shipment of products to customers, lost revenue, and damage to our reputation and customer relationships. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm our gross margin.

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

In the course of our normal business, we have purchased products from related parties, including an entity owned by one of the Company's stockholder’s family member. In addition, our Texas facility and our New Jersey facility are each owned and leased to us by our variable interest entity, wherein we are the primary beneficiary and in which we have an equity interest and which is controlled by one of our stockholders. In all related party transactions, there is a risk that even if the Company personnel negotiating on behalf of the Company with the related party are striving to ensure that the terms of the transaction are arms-length, the related party’s influence may be such that the transaction terms could be viewed as favorable to that related party. While we believe that our past related party transactions have been negotiated on an arm’s length basis and contain commercially reasonable terms, we may have been able to achieve more favorable terms had these transactions been entered into with unrelated parties.

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

To maintain and increase sales, we must continue to innovate our products in anticipation of consumer preferences, differentiate our products from those of our competitors, and maintain the strength of our brand. The design and development of our products is costly and time-consuming, and we typically have several products in development at the same time. Problems or delays in this process could harm our brand and business results.

We may be subject to liability if we infringe upon the intellectual property rights of third parties.

Third parties have sued, and may sue us in the future for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than we do to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend against such litigation, even if the claims are meritless and even if we ultimately prevail. If the party claiming infringement were to prevail, we could be forced to modify or discontinue our products, pay significant damages, or enter into expensive royalty or licensing arrangements with the prevailing party. In addition, any payments we are required to make, and any injunction we are required to comply with as a result of such infringement, could materially and adversely affect our reputation, business, financial condition, results of operations, and cash flows.

Our current and future products may experience quality problems from time to time that can result in product returns, product recalls, credit claims, negative publicity, and even litigation, which could result in decreased sales and operating profit margin, and also bring harm to our brand.

Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Defects in materials or components can unexpectedly interfere with the products’ intended use and safety and damage our reputation. Failure to detect, prevent, or fix defects could result in a variety of consequences, including a greater number of product returns than expected from customers, product recalls, and credit claims, among others, which could harm our sales and results of operations. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also harm our brand and decrease demand for our products, which could in turn materially and adversely affect our reputation, business, financial condition, results of operations, and cash flows.

Labor cost inflation and the unavailability of skilled workers could disrupt our business.

Labor is subject to cost inflation and availability, due to external factors, such as increases in minimum wage, higher cost of living, workforce participation rates, and employee preference for remote or hybrid work schedules, that are all beyond our control. For example, in January 2024, California passed Bill 1228 which increased the minimum-wage of fast food restaurant workers to $20 per hour beginning April 1, 2024. Legislation that directly or indirectly forces us to increase compensation for new and existing employees in order to attract and retain talent negatively impacts our labor costs and may harm results of operations. There can be no assurance that we will be able to recruit, train, assimilate, motivate, and retain employees in the future. The loss of a substantial number of these employees and our inability to hire and replace our workforce could disrupt our business and result in significant losses. The increased labor costs in the restaurant industry could also negatively impact the business operations of some of our customers, which could in turn adversely affect our business and results of operations.

Our growth depends, in part, on expanding into additional foodservice and geographic markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current customer base and demographic, but also continuing to expand our business into other foodservice sectors and geographies. The growth of our business will depend, in part, on our ability to continue to expand into additional foodservice sections including supermarkets, entertainment venues, national and regional airlines, and other non-restaurant customers. Additionally, we are expanding our sales and marketing efforts to further penetrate additional geographies across the United States, and we may encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand. We continue to evaluate our go-to-market efforts and other strategies to expand the customer base for our products especially our eco-friendly line, and to further penetrate into other sectors and geographies. However, we cannot provide assurances that these efforts will be successful. We are also expanding the number of distribution centers and warehouses across the United States and these efforts come with considerable challenges and risks, including entering into long term lease contracts with possibly significant termination clauses. If we are not successful, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

In addition, our arrangements with our suppliers and manufacturers are not exclusive. As a result, they could produce similar products for our competitors, some of which could potentially purchase products in significantly greater volume. Our competitors could also enter into restrictive or exclusive arrangements with our suppliers and manufacturers that could impair or eliminate our access to manufacturing capacity or supplies. Additionally, our suppliers and manufacturers could also be acquired by our competitors, and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity. Any one of these risks could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our reputation and business could suffer due to non-compliance with ethical and legal standards by our suppliers and manufacturers.

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’ and manufacturers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers and manufacturers and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers or manufacturers fail to comply, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, financial condition, results of operations, and cash flows.

We incur significant expenses to maintain our manufacturing equipment and any interruption in the operations of our facilities could negatively impact our business and results of operations.

We regularly incur significant expenses to maintain our manufacturing equipment and facilities. The machines and equipment that we use to manufacture our products are complex, have many parts, and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes, and electrical parts. In addition, our facilities may require periodic shutdowns to perform major maintenance which may result in lower output and ultimately lower sales during the periods in which these scheduled maintenance occur. Further, there could be unexpected operational issues in future periods as a result of changes made to machines and equipment, as well as to operational and mechanical processes during the shutdown periods. Additionally, we may not be able to renew our facility leases on terms acceptable to us, if at all. If this occurs, it could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Many of our operating costs and expenses are fixed and will not decline if our revenues decline.

Our results of operations depend, in large part, on our level of revenues, operating costs, and expenses. The expense of owning and operating our business is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the business. Many of the costs or cash outlays associated with our business and operations, such as depreciation, rent, insurance, and loan payments are generally considered fixed. As a result, if revenues decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. This could materially and adversely affect our business, financial condition, results of operations, and cash flows.

The successful running of our operations is highly dependent upon information technology systems and tools operating as intended without any down-time or disruptions in service. Security incidents and attacks on our information technology systems and tools could lead to significant costs and business disruptions.

Information systems are the backbone of our business. Our business depends on our internally-developed information technology systems and tools, as well as certain software as a service products, to run our business, including storing key data, processing transactions, designing and manufacturing products, sourcing products, managing inventory and hosting and operating our website. Our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. Any material disruption or slowdown of our systems or those of third parties that we depend upon, including those caused by failure to manage increases in user volume, unsuccessful system upgrades and updates, system failures, power loss, internet and network connectivity issues, cybersecurity incidents, or other causes, could cause important or confidential information to be lost or compromised or delayed. This could in turn impact our abilities to operate our business and accurately report our operating results, harm our brand and reputation, and cause our future sales to decline further. If our information systems become obsolete or inadequate to support our growth, it could damage our customer and business partner relationships, and our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of confidential information, misappropriation of assets, and damage to our business relationships, all of which could negatively impact our business and results of operations.

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

As we look for opportunities to adopt AI in our business operations, there could be significant risks that could materially and adversely impact our business, financial condition, results of operations, and cash flows. The rapid pace of AI innovation and technological advancement present challenges in maintaining a competitive edge, as failing to keep pace with emerging technologies or competitors could erode our market position. Additionally, AI is subject to increasing regulatory scrutiny and an evolving legal framework around data usage, privacy, and algorithmic accountability which may impose additional compliance costs, operational restrictions, or lead to investigations and litigation. The deployment of AI technologies also introduces cybersecurity vulnerabilities, with potential data breaches or unauthorized access threatening sensitive information and customer trust. Furthermore, public perception of AI-related social and ethical issues may also impact the acceptance and success of our AI initiatives. As we evaluate opportunities for AI adoption, we remain committed to enhancing our governance, compliance, and risk management practices to effectively address these challenges and align with our strategic objectives, however, there is no assurance that these measures will fully mitigate all risks associated with its adoption and use.

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

Our business requires compliance with many laws and regulations, including labor, employment, taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, materially and adversely harming our business, financial condition, results of operations, and cash flows. Any pending or future legal or regulatory proceedings and audits could materially and adversely harm our business, financial condition, results of operations, and cash flows.

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

We are subject to credit risk.

We are exposed to credit risk primarily on our accounts receivable. We provide credit to our customers in the ordinary course of our business and perform ongoing credit evaluations. While we believe that our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our large and diversified customer base, we nevertheless run the risk of our customers not being able to meet their payment obligations, particularly in an economic downturn. If a material number of our customers were not able to meet their payment obligations, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Failure to maintain an effective system of internal controls could limit our ability to prevent or detect a misstatement of our accounts or disclosures and could result in a material misstatement of our annual or interim financial statements. We may also be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, which may result in investors losing confidence in our financial reporting and the decline in the prices of our common stock.

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

Risks Related to Societal and Environmental Factors

Our business is subject to the risk of earthquakes, fires, floods, pandemics, and other catastrophic events including criminal acts and terrorism.

As we rely heavily on our warehouse facilities for production, storage, and distribution of inventory, our business is particularly vulnerable to damage or interruption from earthquakes, fires, floods, pandemics, criminal acts, terrorism, and similar events. A significant natural disaster could harm our business results and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices, distribution centers, and manufacturing facilities are located in California, a state that frequently experiences earthquakes and wildfires, Texas, a state that frequently experiences floods and storms, and Hawaii, a state that frequently experiences hurricanes and tsunamis. In addition, the facilities of our suppliers and where our vendors produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. A pandemic or other global health crisis could cause additional operating costs due to increased challenges with our workforce (including as a result of labor shortages, illness, absenteeism or government orders), and access to supplies and capital. Criminal acts such as grand theft and acts of terrorism could also cause disruptions in our or our vendors’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in place, and such disruptions could materially and adversely impact our financial results and financial condition.

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

Risks Related to the Global Events and International Nature of Our Operations

Recent trade policy shifts and regulatory developments, including increased import tariffs and the renegotiation of trade agreements, could have a material adverse impact on our business, financial condition or results of operations.

Both global and domestic economic and geopolitical conditions greatly impact our business. The current federal administration's trade policy shifts, including increased import tariffs and the renegotiation of trade agreements, has increased the level of uncertainty in the global trading environment. These tariffs, affecting imports from countries such as China, could substantially increase the cost of our products, including raw materials needed for domestic manufacturing, and/or impact our ability to supply certain products to our customers. While we have been proactively implementing procedures to minimize the impact from such tariffs on our business, we may not be successfully in offsetting negative impacts from escalating trade tensions, including increased manufacturing costs, global supply chain disruptions, limitations on domestic and international sales, and reduced sales volumes and margins. Additionally, we may not be able to pass those cost increases through to our customers, which could have a materially adverse impact on our business, financial condition or results of operations. Even if we are able to pass such increases on to customers, higher prices could reduce demand for our products, further negatively affecting our sales, profitability, our business, financial condition, results of operations, and cash flows. The rate or duration of these tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, and availability and cost of alternative sources of supply, and there can be no assurance as to the extent to which we will be able to offset the impact through mitigation actions.

On February 20, 2026, the U.S. Supreme Court issued a ruling against certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remained substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and the availability, timing and amount of any potential refunds of such tariffs.

International political instability and armed conflicts could result in market instability, which could negatively impact our business results.

International political instability and armed conflicts could result in economic sanctions that could impact our operational and financial results. If such events disrupt domestic or international air, ground or sea shipments, or the operation of the Company’s manufacturing facilities, the Company’s ability to source inventory or obtain the materials necessary to manufacture its products, and deliver customer orders would be harmed, which would have a significant adverse effect on the Company’s business and results of operations. In addition, international conflicts could result in increased energy costs, which could increase the cost of sourcing, manufacturing, selling, and delivering products, and general inflation, which could also result in increases in the cost of sourcing and manufacturing, reduced customer demand and purchasing power, and overall market instability. All of these could materially and adversely affect our business, financial condition, results of operations, and cash flows.

If we fail to obtain shipments of products from our overseas manufacturers with standard shipping by sea, our gross margin, profitability, and our business could be harmed.

Our overseas third-party contract manufacturers ship most of our products to our primary facility in California, which are then shipped to our customers and to our other distribution facilities. Because we import many of our products, we are vulnerable to risks associated with products manufactured abroad, including risks of damage, destruction, or confiscation of products while in transit to our distribution centers. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins and profitability, and harm our business.

Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, and political risks associated with international trade and those markets.

Many of our products are manufactured outside the United States. Our reliance on vendors in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (c) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, which prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, as well as engaging in other corrupt and illegal practices; (d) economic and political instability and acts of terrorism in the countries where our suppliers are located; (e) transportation interruptions or increases in transportation costs; (f) the imposition of tariffs on components and products that we import into the United States or other markets; and (g) the impact of currency exchange fluctuations, trade regulations, import duties, logistics costs, delays, and other related risks resulting in increased costs or liabilities. We cannot provide assurance that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we provide assurance that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other related liabilities, which could harm our business, financial condition, results of operations, and cash flows.

Foreign exchange rate fluctuations could affect our results of operations.

Our third-party vendors are located in international markets, and we make payment to certain of these vendors in their local currencies, including New Taiwan Dollars. Any fluctuations in foreign exchange rates against the United State Dollar, and in particular the exchange rates of the New Taiwan Dollar, could increase our costs, and have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Risks Related to Ownership of Our Common Stock and Our Capital Structure

Our directors, executive officers, and significant stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 1, 2026, our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, own, in the aggregate 57% of our outstanding common stock. As a result, these stockholders, acting together or in some cases individually, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or in some cases individually, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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
•announcements about our share repurchase program, including repurchases under the program;
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

We have evaluated, and expect to continue evaluating, potential strategic transactions, and we may pursue one or more transactions, including acquisitions. We have limited experience executing acquisitions. Any transaction could be material to our business, financial condition, results of operations, and growth prospects. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Acquisition-related risks include:

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

Also, the anticipated benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, debt incurrence, contingent liabilities or amortization expenses or goodwill write-offs, any of which could materially adversely affect our business, financial condition, results of operations, and growth prospects. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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

As of December 31, 2025, we had 287,467 stock options, all of which were fully vested, and 43,500 of unvested restricted stock units outstanding. The additional shares issued upon exercise or vesting will be eligible to be sold freely in the public market, subject to volume limitations applicable to affiliates.

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

We have approximately $35.9 million in outstanding indebtedness as of December 31, 2025. The loans are held at multiple banks and are collateralized by substantially all of Global Well's assets and is guaranteed by one of our stockholders. There can be no guarantee that we will be able to pay all amounts when due or to refinance the amounts on terms that are acceptable to us or at all. If we are unable to make our payments when due or unable to refinance such amounts, our key equipment could be repossessed, our property could be foreclosed and our business could be negatively affected.

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

We may depend on cash generated from outside sources of funding to support our growth.

Although we have in the past generated positive cash flow from operating activities, outside sources of equity and debt capital is an important source of fund for our current operations and growth initiatives. As we expand our business, we may need significant cash resources to fund operations such as purchasing and manufacturing inventory, marketing and promoting our products, expanding our vendor and customer relationships, enhancing distribution capabilities, paying employees, upgrading information technology systems and tools, and paying for the costs associated with operating as a public company. If we are unable to secure additional outside funding or if our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available, our business will be negatively impacted and restricted. If such outside financing is not available to us on satisfactory terms, our ability to operate and expand our business or respond to competitive pressures would be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that would create additional cash demands and financial risk for us.

Our share repurchase program could affect the price of our common stock and increase volatility and could be suspended or terminated at any time, which could result in a decrease in the trading price of our common stock.

Pursuant to our share repurchase program, which was publicly announced in November 2025, we were authorized to repurchase up to $15.0 million of our outstanding common stock. Under the Share Repurchase Program, we may repurchase shares through open market transactions, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future, subject to the requirements of the Securities Exchange Act of 1934, as amended. Our Board of Directors may amend or suspend the Share Repurchase Program at any time in its discretion. As of December 31, 2025, there was approximately $12.0 million remaining authorization for purchases under the share repurchase program. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and we are not obligated to repurchase any shares. Repurchases of our shares could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. Our share repurchases could also affect our share trading prices, increase their volatility, and reduce our stock's public float, and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock. Further, under the Inflation Reduction Act of 2022, a 1% excise tax is imposed on the fair market value of certain stock repurchases at the time of such repurchases, which could increase the cost of repurchasing shares of our common stock. However, for the purposes of calculating such excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.

General Risk Factors

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the extended transition period for adopting new or revised financial statements under the JOBS Act as an emerging growth company.

For as long as we continue to be an emerging growth company, we intend to take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute arrangements, and reduced financial reporting requirements. Investors may find our common stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our common stock, increased price fluctuation, and a decrease in the trading price of our common stock.

We will lose our status as an emerging growth company no later than December 31, 2026, which represents the end of the fiscal year in which the fifth anniversary of the date of our IPO prospectus occurs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.
ITEM 1C. CYBERSECURITY

Cybersecurity risk management is a critical part of our overall risk management efforts. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our key systems and information. This program leverages the security-control principles outlined by the National Institute of Standards and Technology ("NIST") Cybersecurity Framework 2.0 and other industry-recognized standards, as applicable. Our program prioritizes detection, analysis, and response to known, anticipated, or unexpected threats. Some of the processes in place to manage risks from cybersecurity threats include identity and access management, logging and monitoring, penetration testing, vulnerability scanning, security monitoring, employee awareness training, and professional services from third-party providers. As cybersecurity threats evolve, we assess our program and make enhancements as needed to address emerging risks, adopt best practices, and strengthen our overall security posture.

Our cybersecurity risk management program in particular focuses on the following key areas:

Risk assessment and management

We conduct cybersecurity risk assessment to identify key cybersecurity risks, assess the likelihood of the identified risks and the potential business impact, and develop related mitigation and enhancement plans. Our cyber risk management initiatives are integrated within the Company’s overall risk management process.

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

Internally, our cybersecurity initiatives are led by our Information Technology ("IT") team headed by our experienced IT Manager, who is a Microsoft Certified Professional and holds certifications in CompTIA Network+ and Cisco Networking. During 2024, we onboarded a Director of IT Research & Development with over 15 years of experience in IT, systems development, and cybersecurity frameworks, including senior roles at Fortune 500 companies. Both these IT leaders play a key role in driving strategies and solutions for system protection and incident management.

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

ITEM 2. PROPERTIES

We lease our principal executive and administrative offices located at 6185 Kimball Avenue, Chino, California 91708. At the same location, we operate an approximately 300,000 square foot manufacturing, warehouse storage, and distribution facility.

We lease (i) an approximately 500,000 square foot manufacturing, warehouse storage and distribution facility in Rockwall, Texas and (ii) an approximately 108,000 square foot warehouse storage and distribution facility in Branchburg, New Jersey from our consolidated variable interest entity, as further described in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We also lease and operate (i) an approximately 98,000 square foot warehouse storage and distribution facility in Puyallup, Washington, (ii) an approximately 76,000 square foot manufacturing, warehouse storage, and distribution facility in Kapolei, Hawaii, (iii) an approximately 23,000 square foot warehouse storage and distribution facility also in Kapolei, Hawaii, (iv) an approximately 44,000 square foot warehouse storage and distribution facility in Mesa, Arizona, (v) an approximately 83,000 square foot warehouse storage and distribution facility in Sugar Land, Texas, (vi) an approximately 105,000 square foot warehouse storage and distribution facility in Aurora, Illinois, and (vii) an approximately 187,000 square foot warehouse storage and distribution facility in Chino, California. Additionally, we lease an approximately 70,000 square foot warehouse facility in City of Industry, California, which we sublet since April 2024.

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

Holders of Common Stock

As of March 10, 2026, we had 2 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	330,967 (1)	$18.56 (2)	1,277,517
Total	330,967	$18.56	1,277,517

(1) This amount consists of (i) 43,500 shares of our common stock subject to unvested restricted stock units granted under the Plan, and (ii) 287,467 shares subject to stock options granted under the Plan.

(2) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under the Plan.

Sales of Unregistered Securities

We did not sell any unregistered equity securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the fourth quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (in thousands)
October 1, 2025 - October 31, 2025	—	—	—	—
November 1, 2025 - November 30, 2025	107,555	$21.64	107,555	$12,673
December 1, 2025 - December 31, 2025	29,819	$22.09	29,819	$12,014
Total	137,374		137,374

(1) On November 5, 2025, the Company announced that our Board of Directors approved a share repurchase program (the "Share Repurchase Program"), authorizing us to repurchase up to $15.0 million of our common stock. The Share Repurchase Program has no set expiration date, and may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. All dollar amounts presented in the table above and in this report related to our share repurchases and our share repurchase authorizations exclude the impact of the excise tax imposed on share repurchases pursuant to the Inflation Reduction Act of 2022. See Note 10 - Stockholders' Equity in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information related to our share repurchases.

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

Overview

We are a rapidly-growing and nimble distributor and manufacturer of disposable foodservice products and related items, including food and take-out containers, bags, boxes, tableware, cups, lids, cutlery, straws, specialty beverage ingredients, gloves, janitorial supplies, and other products. Our products are available in plastic, paper, biopolymer-based, and other compostable forms. We are a leader in product innovation, offering a growing line of environmentally-friendly products to our customers, who are increasingly focused on sustainability. We also offer customized solutions to our customers, including new product development, design, printing, and logistics services.

We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated and reliable provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of products sourced from a diversified global network, complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in evolving economic environments to drive operating efficiency and sustained margin expansion and ensure quality of our customer service and product availability during global supply chain disruptions. Starting in 2023 and continuing into 2025, in light of the rising domestic labor and other operating costs and dropping ocean freight rates, we executed a strategy to pivot into a more asset-light model by increasing imports and scaling back domestic manufacturing. Amidst the evolving tariff environment throughout 2025, we have placed our strategic emphasis on expanding and diversifying our global vendor network to enhance the resilience of our supply chain, minimize tariff impact on our operations and financial results, and maintain a strong margin profile and operating cash flows. We are prioritizing strong partnerships with reliable and cost-efficient sources and more favorable trade terms, negotiating additional vendor support, exploring opportunities to collaborate with vendors in new countries and geographies, while reallocating our own domestic production capabilities to optimize overall product margin.

We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate seven other distribution centers located in Puyallup, Washington; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; Sugar Land, Texas, and Chino, California. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Phoenix, Atlanta, and Honolulu metro areas. On October 17, 2025, we announced that Lollicup, our wholly-owned business operating subsidiary, relocated its headquarters to Rockwall, Texas, from Chino, California.

We manage and evaluate our operations in one reportable segment.

2025 Business Highlights and Trends

•We have strategically and swiftly realigned our global supply chain in 2025 against a backdrop of higher tariffs. We reduced purchases from China from approximately 22% of global sourcing in 2024 to approximately 15% in 2025, maintained purchases from Taiwan at approximately 50% of our global sourcing, and diversified sourcing to countries with more favorable trade conditions, including Malaysia and Vietnam, which in aggregate accounted for approximately 17% of our global sourcing in 2025 compared to 9% in 2024.

•We continued to expand our eco-friendly product offerings, contributing to meaningful sales growth. Sales from eco-friendly products as a percentage of total sales increased from 33.6% for the year ended December 31, 2024 to 34.1% for the year ended December 31, 2025. We started shipment on a newly-acquired paper bag contract with a chain account in the second half of 2025, growing paper bags sales from $7.9 million for the year ended December 31, 2024 to $13.7 million for the year ended December 31, 2025.
•We continued our transition to a more asset-light model by further scaling back manufacturing in the U.S. and increasing imports from diversified sources to continue to improve our margin profile. For the year ended December 31, 2025, manufacturing accounted for approximately 9% of our net sales, down from 11% in the prior year.
•We achieved record net sales of $467.7 million for the year ended December 31, 2025, an increase of 10.7% in net sales amount and 11.2% in volume compared to the year ended December 31, 2024.
•We recorded gross margin of 36.8% for the year ended December 31, 2025, reflecting an expected decrease of 210-basis-point compared to the year ended December 31, 2024, as cost of goods sold in 2025 reflected elevated inventory cost due to tariffs in place.
•We recorded net income of $32.7 million for the year ended December 31, 2025, an increase of 6.0% compared to the year ended December 31, 2024.
•We recorded net income margin of 7.0% for the year ended December 31, 2025, compared to 7.3% for the year ended December 31, 2024, reflecting the decrease in gross margin, as discussed above, and an improvement in operating cost leverage.
•Net cash provided by operating activities was $33.8 million for the year ended December 31, 2025, a decrease of $14.2 million compared to the year ended December 31, 2024.
•We generated Adjusted EBITDA, a non-GAAP measure defined below, of $55.2 million for the year ended December 31, 2025, a decrease of 0.2% compared to the year ended December 31, 2024.
•Our Adjusted EBITDA margin, a non-GAAP measure defined below, was 11.8% for the year ended December 31, 2025, a decrease of 130 basis points compared to the year ended December 31, 2024.
•We had financial liquidity of $45.6 million as of December 31, 2025.
•During the year ended December 31, 2025, we returned a total of $36.1 million to our shareholders in the form of regular quarterly cash dividends.
•On November 4, 2025, our Board of Directors approved a first-ever share repurchase program of up to $15.0 million in common stock. We repurchased approximately $3.0 million of common stock during the period.
•On February 5, 2026, our Board of Directors declared another regular quarterly cash dividend of $0.45 per share on our common stock, which was paid on or about February 27, 2026 to the stockholders of record at the close of business on February 20, 2026.
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
•Environmental concerns regarding disposable products, broadly, have resulted in a number of significant changes to the food-service industry, including regulations applicable to our customers. We believe this trend will have a positive long-lasting impact on our results of operations, as we expect there will be an increased demand for eco-friendly and compostable single-use disposable products. Our eco-friendly products made up 34.1% of total sales during the year ended December 31, 2025, compared to 33.6% during the prior year, and we expect sales generated from eco-friendly products as percentage of total sales to continue to grow.
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
•Beginning in the first quarter of 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations have responded with reciprocal tariffs and other actions. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to source our raw materials or manufactured products from countries with minimum tariffs, whether any previously imposed tariffs are removed and whether we can implement procedures to mitigate the impact from the tariffs. The Company continues to monitor the economic effects of such announcements. The Company has implemented short- and long-term mitigation efforts. Based on the current tariff policies, the Company expects to partially offset the operating profit impact of the enacted tariffs with supply chain adjustments and productivity and cost savings actions. To the extent additional tariffs or other trade restrictions are enacted and the Company is unable to offset the tariffs or the tariffs negatively impact demand, the Company’s revenue and profitability could be adversely impacted.
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

Allowance for doubtful accounts

We recognize an allowance for doubtful accounts on accounts receivable in an amount equal to the estimated expected losses net of recoveries. The allowance is based on an analysis of historical bad debt write-offs, current past due customers in the aging, risk profiles associated with different customer types, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. A significant change in the liquidity or financial position of our customers could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results. As of December 31, 2025, and 2024, we had a total allowance for doubtful accounts of $0.6 million and $0.8 million, respectively.

Inventory reserve

We maintain a reserve for excess and obsolete inventory and carry our inventory at net realizable value, taking into account various factors including historic usage, expected demand, anticipated sales price, and product expiration and obsolescence. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that the future trend will be similar to what we have experienced in the past. A significant change in demand or selling prices could result in additional reserve and materially affect our future financial results. We had an inventory reserve of $0.7 million and $0.6 million as of December 31, 2025, and 2024, respectively.

Results of Operations

Year ended December 31, 2025 compared to the year ended December 31, 2024

	Year Ended December 31,
	2025	2024
	(in thousands)
Net sales	$467,743	$422,633
Cost of goods sold	295,607	258,304
Gross profit	172,136	164,329
Operating expenses	130,722	126,568
Operating income	41,414	37,761
Other income, net	1,608	2,934
Provision for income taxes	10,358	9,871
Net income	$32,664	$30,824

Net sales

Net sales were $467.7 million for the year ended December 31, 2025 compared to $422.6 million for the year ended December 31, 2024, representing an increase of $45.1 million, or 10.7%. Net sales for the year ended December 31, 2024 were understated by $0.7 million, which represented products shipped and recognized as revenue in 2023 but not delivered until 2024. Including this impact, the year-over-year increase is primarily driven by an increase of $39.7 million from volume and an increase of $11.9 million from product mix. Such increases were partially offset by a $6.5 million unfavorable year-over-year pricing comparison, as the overall pricing environment remained competitive due to customers' heightened focus on value.

Cost of goods sold

Cost of goods sold was $295.6 million for the year ended December 31, 2025 compared to $258.3 million for the year ended December 31, 2024, representing an increase of $37.3 million, or 14.4%. Cost of goods sold for the year ended December 31, 2024 was understated by $0.4 million related to products shipped and recognized as cost of goods sold in 2023 but not delivered until 2024, as discussed above. Including this impact, the year-over-year increase in cost of goods sold was primarily driven by an increase in ocean freight and duty costs of $20.6 million, resulting from higher duties and tariffs, which nearly doubled from $14.7 million for the year ended December 31, 2024 to $29.3 million for the year ended December 31, 2025. This increase was further driven by a 22.0% increase in import volume, partially offset by a 5.4% decrease in average freight container rates. In addition, product costs increased by $18.1 million due to higher sales volume and better product mix, partially offset by more favorable vendor pricing.

Gross profit

Gross profit was $172.1 million for the year ended December 31, 2025 compared to $164.3 million for the year ended December 31, 2024, representing an increase of $7.8 million, or 4.8%. Gross profit for the year ended December 31, 2024 was understated by $0.3 million related to products shipped and recognized as revenue and cost of goods sold in 2023 but not delivered until 2024, as discussed above. Gross margin was 36.8% for the year ended December 31, 2025 compared to 38.9% for the year ended December 31, 2024, a decrease of 210 basis points. Gross margin was negatively impacted by rising freight and duty costs, as discussed above, which as a percentage of net sales increased to 11.8% during the year ended December 31, 2025 from 8.2% during the year ended December 31, 2024. This erosion in margin was partially offset by a decrease in product costs as a percentage of net sales from 49.9% during the year ended December 31, 2024 to 48.9% during the year ended December 31, 2025, as a result of more favorable vendor pricing and increased imports as a percentage of total product mix, as discussed above. Depreciation expense on production equipment as a percentage of net sales also decreased to 1.3% during the year ended December 31, 2025 from 1.5% during the year ended December 31, 2024.

Operating expenses

Operating expenses were $130.7 million for the year ended December 31, 2025 compared to $126.6 million for the year ended December 31, 2024, representing an increase of $4.2 million, or 3.3%. Shipping and transportation costs increased $7.0 million during the year ended December 31, 2025 primarily due to increases in both offline sales shipping volume and shipping rates. Rent expense increased $3.3 million primarily due to a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center in 2025. Salaries and benefits also increased $1.4 million during the year ended December 31, 2025. These increases were partially offset by a decrease in online platform fees of $3.8 million due to a shift away from third-party order fulfillments of online orders and a decrease in marketing expense of $1.1 million. In addition, 2025 included total gain, net, on disposal of machinery of $0.5 million. In comparison, 2024 included impairment expense and loss, net, on disposal of machinery of $2.8 million made up of a $0.8 million loss, net, on disposal of machinery and a $2.0 million non-cash ROU asset impairment charge resulting from the sublease of our City of Industry warehouse in California, as we optimized our distribution footprint in the southwest region with the opening of a new warehouse in Mesa, Arizona.

Operating income

Operating income was $41.4 million for the year ended December 31, 2025 compared to $37.8 million for the year ended December 31, 2024, representing an increase of $3.7 million, or 9.7%. The increase was primarily due to an increase in gross profit of $7.8 million, as discussed above, partially offset by an increase in operating expenses of $4.2 million.

Other income, net

Other income, net was $1.6 million for the year ended December 31, 2025 compared to $2.9 million for the year ended December 31, 2024, representing a decrease of $1.3 million, or 45.2%. The decrease was primarily driven from a loss on foreign currency transactions of $1.5 million, due to the weakening of the U.S. Dollar against the New Taiwan Dollar during the year ended December 31, 2025, compared to a gain on foreign currency transactions of $0.5 million during the year ended December 31, 2024. This negative impact was partially offset by an increase of $0.8 million in rental income as we sublet our City of Industry warehouse in California in 2024.

Provision for income taxes

Provision for income taxes was $10.4 million for the year ended December 31, 2025 compared to $9.9 million for the year ended December 31, 2024, representing an increase of $0.5 million, or 4.9%. The Company’s effective tax rate was 24.1% for the year ended December 31, 2025 compared to 24.3% for the year ended December 31, 2024. The year-over-year decrease in effective tax rate was primarily due to the deferred taxes true-up.

Net income

Net income was $32.7 million for the year ended December 31, 2025 compared to $30.8 million for the year ended December 31, 2024, representing an increase of $1.8 million, or 6.0%. The increase was primarily driven by an increase in operating income of $3.7 million, partially offset by a decrease in other income, net of $1.3 million, as discussed above.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a financial measure calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) impairment of operating right-of-use asset, and (vii) secondary offering transaction costs by certain executive officers and stockholders of the Company. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

	Year Ended December 31,
Reconciliation of Adjusted EBITDA (unaudited):	2025		2024
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$32,664	7.0%	$30,824	7.3%
Add (deduct):
Interest income	(2,210)	(0.5)	(2,299)	(0.5)
Interest expense	2,055	0.4	2,123	0.5
Provision for income taxes	10,358	2.3	9,871	2.3
Depreciation and amortization	10,891	2.3	10,675	2.5
Stock-based compensation expense	1,182	0.3	2,065	0.5
Secondary offering transaction costs (1)	214	—	—	—
Impairment of operating right-of-use asset	—	—	1,993	0.5
Adjusted EBITDA	$55,154	11.8%	$55,252	13.1%

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

Set forth below is a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
Reconciliation of Free Cash Flow (unaudited):	2025	2024
	(in thousands)
Net cash provided by operating activities	$33,815	$47,982
Add (deduct):
Purchases of property and equipment	(756)	(934)
Deposits paid for property and equipment	(3,749)	(3,134)
Free Cash Flow	$29,310	$43,914

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

As described in Note 7 — Line of Credit in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, the Line of Credit is available for working capital and general corporate purposes, and is secured by our assets. It consists of a $20.0 million revolving loan facility and a standby letter of credit sublimit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 3, 2025, the Company amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40.0 million and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025 among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the revolving loan facility to $20.0 million, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, August 21, 2025, and October 3, 2025, the Company entered into three separate amendments of the Line of Credit, increasing the standby letter of credit sub-limit, respectively, from $5.0 million to $7.5 million, from $7.5 million to $10.0 million, and from $10.0 million to $15.0 million. As of December 31, 2025, the amount issued under the standby letter of credit was $12.3 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $7.7 million.

As described in Note 9 — Long-Term Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the “2027 Term Loan”). The 2027 Term Loan had an initial balance of $20.7 million and an option to request for additional advances up to a maximum of $8.0 million through June 2023, which we exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On September 5, 2025, we made an early payment of $3.5 million to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.

Additionally, as of December 31, 2025, we have a $23.0 million term loan that matures September 30, 2026 (the “2026 Term Loan”). The 2026 Term Loan had an initial balance of $16.1 million and an option to request for additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.50% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On December 18, 2025, we made an early payment of $8.0 million to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. The entire remaining balance of $12.3 million under the 2026 Term Loan is reported in long-term debt, current portion on the consolidated balance sheet as of December 31, 2025. We intend to repay the 2026 Term Loan at maturity using available liquidity, which includes $37.9 million in cash and cash equivalents as of December 31, 2025.

As of December 31, 2025, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of December 31, 2025, we had no borrowing on the Line of Credit, $23.6 million in outstanding balance under the 2027 Term Loan, and $12.3 million in outstanding balance under the 2026 Term Loan.

Additionally, as discussed in Note 17 — Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, we started to receive bills related to certain of our thermal paper shipments. During the year ended December 31, 2025, we submitted protests of certain bills received with CBP and made total payments of $1.9 million related to certain shipments under the investigation. We are also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. Although we have an import duty liability reserve of $1.7 million as of December 31, 2025, the amount of the final payments could vary significantly from the estimated liability reserve.

Our ongoing operations and growth strategy may require us to continue to make investments in new markets and products, logistics and manufacturing infrastructure, e-commerce platform, talent, and technology capabilities. In addition, we may consider making strategic acquisitions and investments which could require significant liquidity. The rapidly changing macroeconomic and geopolitical dynamics have created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our Board of Directors. During the year ended December 31, 2025 and 2024, we paid out regular quarterly cash dividend totaling $36.1 million and $31.0 million, respectively. Additionally, as described in Note 20 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, on February 5, 2026, our Board of Directors declared another regular quarterly cash dividend of $0.45 per share on our common stock, which was paid on or about February 27, 2026 to the stockholders of record at the close of business on February 20, 2026. Continuation of the regular quarterly dividend is at the discretion of the Board of Directors and depends upon our financial condition, results of operations, capital requirements, general business condition, and other factors deemed relevant by our Board of Directors.

As described in Note 10 — Stockholder's Equity in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, in November 2025, our Board of Directors approved a share repurchase program (the “Share Repurchase Program”) of up to $15.0 million, under which we are authorized to repurchase shares of our outstanding common stock from time to time through open market purchases. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Share Repurchase Program has no set expiration date, and may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program of our common stock. During the year ended December 31, 2025, we repurchased approximately $3.0 million shares of our common stock at an average per share cost of $21.74. As of December 31, 2025, we had approximately $12.0 million of remaining authorization for purchases under the Share Repurchase Program.

Additionally, we have certain contractual obligations, such as operating lease obligations and purchase obligations that require us to make periodic payments. At December 31, 2025, we had operating leases, primarily for manufacturing and distribution facilities, expiring at various dates through 2031. As described further in Note 13 — Leases in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we had a total of $44.1 million of operating lease liabilities as of December 31, 2025 with minimum lease payments ranging from approximately $0.7 million to $14.6 million on an annual basis over the next five years. Other than these contractual obligations, our off-balance sheet arrangements primarily consists of letters of credits issued under our Line of Credit. As of December 31, 2025, we had $12.3 million of letters of credits issued and outstanding under our Line of Credits.

We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, make lease payments, and fund capital expenditures for at least the next 12 months. We continue to explore other options to further expand our liquidity to support business growth and enhance shareholder value.

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

Liquidity position

The following table summarizes total current assets, current liabilities, and working capital at December 31, 2025 compared to December 31, 2024:

	December 31, 2025	December 31, 2024	Increase/(Decrease)
	(in thousands)
Current assets	$161,188	$160,997	$191
Current liabilities	70,220	46,447	23,773
Working capital	$90,968	$114,550	$(23,582)

As of December 31, 2025, we had working capital of $91.0 million, compared with $114.6 million as of December 31, 2024, representing a decrease of $23.6 million, or 20.6%, driven by an increase of $23.8 million in current liabilities partially offset by an increase of $0.2 million in current assets. The increase in current liabilities was primarily due to an increase in the current portion of long-term debt of $11.8 million as the 2026 Term Loan became mature within twelve months, an increase in accounts payable and related party payables of $10.0 million, and an increase in operating lease liabilities, current portion of $3.0 million primarily due to a higher rate on our Chino, California facility lease extension plus the opening of a new Chino distribution center in 2025, partially offset by a decrease in other current liability of $0.8 million, as the Company paid Global Well's noncontrolling membership interest redemption gain tax withholding. The increase in current assets was primarily driven by an increase in inventories of $11.0 million as inventory cost reflected elevated duty and tariffs, an increase in accounts receivable of $9.7 million as a result of stronger sales in the three months ended December 31, 2025 compared to the three months ended December 31, 2024, and an increase in prepaid expenses and other current assets of $1.6 million partially offset by a decrease in cash and cash equivalents and short-term investments of $22.0 million.

Cash flows

The following table summarizes cash flow for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$33,815	$47,982
Net cash provided by (used in) investing activities	25,399	(5,855)
Net cash used in financing activities	(52,918)	(33,619)
Net change in cash and cash equivalents	$6,296	$8,508

Cash flows provided by operating activities. Net cash provided by operating activities was $33.8 million for the year ended December 31, 2025, primarily the result of net income of $32.7 million, adjusted for certain non-cash items totaling $25.3 million, consisting mainly of depreciation and amortization of fixed, operating right-of-use assets, and loan fees, stock-based compensation, write-off of inventory, gain, net, on disposal of machinery and equipment, adjustments to the allowance for doubtful accounts and inventory reserve, deferred income taxes, and government grant income. In addition, cash decreased $24.1 million primarily as a result of changes in working capital, which included a decrease of $11.9 million from increased inventory purchases, a decrease of $10.3 million from increased operating lease liabilities, a decrease of $9.8 million from higher accounts receivable balance, and a decrease of $1.3 million from increased prepaid expenses and other current assets, partially offset by an increase of $9.3 million from higher accounts payable and related party payable balance.

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

Cash flows provided by (used in) investing activities. Net cash provided by investing activities was $25.4 million for the year ended December 31, 2025, which primarily included $44.6 million in redemptions of short-term investments and $1.5 million in proceeds from disposal of property and equipment, partially offset by $16.3 million in purchases of short-term investments, $3.7 million in deposits made towards the purchase of property and equipment, and $0.8 million paid to directly acquire property and equipment. Net cash used in investing activities was $5.9 million for the year ended December 31, 2024, which primarily included $50.8 million in purchases of short-term investments, $3.1 million in deposits made towards the purchase of property and equipment, and $0.9 million paid to directly acquire property and equipment, partially offset by $48.9 million in redemptions of short-term investments.

Cash flows used in financing activities. Net cash used in financing activities was $52.9 million for the year ended December 31, 2025, which primarily included $36.1 million of dividend payments to shareholders, $12.7 million of payments towards long-term debt, $4.5 million of repayments on the Line of Credit, $3.0 million of share repurchases, and $0.9 million of payments for Global Wells noncontrolling membership interest redemption gain tax withholdings, partially offset by $4.5 million proceeds from Line of Credit . Net cash used in financing activities was $33.6 million for the year ended December 31, 2024, which primarily included $31.0 million of dividend payments to shareholders, $2.3 million paid for the redemption of a non-controlling member's interest in Global Wells, and $1.1 million of payments towards long-term debt, partially offset by cash proceeds of $0.7 million received from the exercise of stock options

Related Party Transactions

For a description of significant related party transactions, see Note 14 — Related Party Transactions in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KARAT PACKAGING INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Karat Packaging Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karat Packaging Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 13, 2026

We have served as the Company’s auditor since 2023.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents (including $1,488 and $1,703 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	$37,880	$31,584
Short-term investments (including $0 and $11,128 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	—	28,343
Accounts receivable, net of allowance for bad debt of $581 and $758 at December 31, 2025 and December 31, 2024, respectively (including $4 and $0 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	36,402	26,736
Inventories	81,682	70,722
Prepaid expenses and other current assets (including $314 and $27 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	5,224	3,612
Total current assets	161,188	160,997
Property and equipment, net (including $41,758 and $42,972 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	81,159	87,982
Deposits	—	36
Goodwill	3,510	3,510
Intangible assets, net	273	300
Operating right-of-use assets	40,299	40,628
Deferred tax assets	255	—
Other non-current assets (including $68 and $34 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	1,002	1,069
Total assets	$287,686	$294,522
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $97 and $16 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	$26,323	$17,831
Accrued expenses (including $535 and $489 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	13,460	13,555
Related party payable	4,672	3,130
Income taxes payable (including $0 and $3 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	—	65
Deferred revenue	713	742
Long-term debt, current portion (including $12,941 and $1,179 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	12,941	1,179
Operating lease liabilities, current portion	11,982	8,977
Other current liabilities (including $49 and $916 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	129	968
Total current liabilities	70,220	46,447

	December 31, 2025	December 31, 2024
Deferred tax liability	2,936	426
Long-term debt, net of current portion and debt discount of $78 and $141 at December 31, 2025 and December 31, 2024, respectively (including $22,862 and $47,279 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively, and debt discount of $78 and $141 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	22,862	47,279
Operating lease liabilities, net of current portion	32,074	35,435
Other non-current liabilities (including $1,224 and $1,198 associated with variable interest entity at December 31, 2025 and December 31, 2024, respectively)	2,724	2,736
Total liabilities	130,816	132,323
Commitments and Contingencies (Note 17)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of both December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,122,505 and 19,962,131 shares issued and outstanding, respectively, as of December 31, 2025, and 20,059,505 and 20,036,505 shares issued and outstanding, respectively, as of December 31, 2024	20	20
Additional paid in capital	90,939	89,457
Treasury stock, 0.001 par value, 160,374 and 23,000 shares as of December 31, 2025 and December 31, 2024 respectively	(3,246)	(248)
Retained earnings	61,704	66,340
Total Karat Packaging Inc. stockholders’ equity	149,417	155,569
Noncontrolling interest	7,453	6,630
Total stockholders’ equity	156,870	162,199
Total liabilities and stockholders’ equity	$287,686	$294,522

The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Net sales	$467,743	$422,633
Cost of goods sold	295,607	258,304
Gross profit	172,136	164,329
Operating expenses
Selling expenses	53,844	52,286
General and administrative expenses (including $2,855 and $2,358 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	77,371	71,530
(Gain) loss, net, on disposal of machinery and impairment expense	(493)	2,752
Total operating expenses	130,722	126,568
Operating income	41,414	37,761
Other income (expenses)
Rental income (including $1,516 and $1,038 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	2,923	2,076
Other income, net	73	162
(Loss) gain on foreign currency transactions	(1,543)	520
Interest income (including $586 and $470 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	2,210	2,299
Interest expense (including $1,966 and $2,062 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(2,055)	(2,123)
Total other income, net	1,608	2,934
Income before provision for income taxes	43,022	40,695
Provision for income taxes	10,358	9,871
Net income	32,664	30,824
Net income attributable to noncontrolling interest	1,186	849
Net income attributable to Karat Packaging Inc.	$31,478	$29,975
Basic and diluted earnings per share:
Basic	$1.57	$1.50
Diluted	$1.56	$1.49
Weighted average common shares outstanding, basic	20,057,549	20,002,211
Weighted average common shares outstanding, diluted	20,180,070	20,124,284
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	19,988,482	$20	(23,000)	$(248)	$86,667	$67,679	$154,118	$8,572	$162,690
Cash dividends declared ($1.55 per share)	—	—	—	—	—	(31,016)	(31,016)	—	(31,016)
Issuance of common stock upon vesting of restricted stock units	31,550	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,065	—	2,065	—	2,065
Exercise of stock options	39,473	—	—	—	725	—	725	—	725
Global Wells noncontrolling membership interest redemption	—	—	—	—	—	(316)	(316)	(2,893)	(3,209)
Refund of Global Wells members' tax withholding payments	—	—	—	—	—	18	18	102	120
Net income	—	—	—	—	—	29,975	29,975	849	30,824
Balance, December 31, 2024	20,059,505	$20	(23,000)	$(248)	$89,457	$66,340	$155,569	$6,630	$162,199
Cash dividends declared ($1.80 per share)	—	—	—	—	—	(36,100)	(36,100)	—	(36,100)
Issuance of common stock upon vesting of restricted stock units	46,800	—	—	—	—	—	—	—	—
Repurchases of common stock, including excise tax	—	—	(137,374)	(2,998)	—	—	(2,998)	—	(2,998)
Stock-based compensation	—	—	—	—	1,182	—	1,182	—	1,182
Exercise of stock options	16,200	—	—	—	300	—	300	—	300
Global Wells membership interest tax withholding	—	—	—	—	—	(14)	(14)	(363)	(377)
Net income	—	—	—	—	—	31,478	31,478	1,186	32,664
Balance, December 31, 2025	20,122,505	$20	(160,374)	$(3,246)	$90,939	$61,704	$149,417	$7,453	$156,870
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$32,664	$30,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $1,214 and $1,213 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	10,891	10,675
Adjustments to allowance for bad debt	168	468
Adjustments to inventory reserve	70	290
Write-off of inventories	917	1,458
Impairment of operating right-of-use asset	—	1,993
(Gain) loss, net, on disposal of property and equipment	(493)	759
Amortization of loan fees (including $62 associated with variable interest entity for both the year ended December 31, 2025 and 2024)	125	92
Accrued interest on certificates of deposit (including $0 and $50 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	—	(50)
Stock-based compensation	1,182	2,065
Amortization of operating right-of-use assets	10,227	7,622
Deferred income taxes	2,255	(3,771)
Government grant income (including $33 and $187 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(70)	(360)
(Increase) decrease in operating assets
Accounts receivable (including $4 and $32 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(9,834)	559
Inventories	(11,947)	(942)
Prepaid expenses and other current assets (including $255 and $23 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(1,343)	2,776
Other non-current assets (including $35 and $20 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	15	(79)
Increase (decrease) in operating liabilities
Accounts payable (including $53 and $47 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	7,791	(260)
Accrued expenses (including $46 and $102 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(95)	2,979
Related party payable	1,542	(2,176)
Income taxes payable (including $0 and 3 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(65)	65
Deferred revenue	(29)	(281)
Operating lease liabilities	(10,254)	(6,679)
Other liabilities (including $66 and $0 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	98	(45)
Net cash provided by operating activities	$33,815	$47,982

	Year Ended December 31,
	2025	2024
Cash flows from investing activities
Purchases of property and equipment	(756)	(934)
Proceeds from disposal of property and equipment	1,509	134
Deposits paid for property and equipment	(3,749)	(3,134)
Purchases of publicly-traded equity securities	(451)	29
Proceeds from disposal of publicly-traded equity securities	503	—
Purchases of short-term investments (including $7,982 and $18,078 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(16,300)	(50,806)
Redemption of short-term investments (including $19,110 and $7,000 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	44,643	48,856
Net cash provided by (used in) investing activities	$25,399	$(5,855)
Cash flows from financing activities
Payments on long-term debt (including $12,717 and $1,122 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(12,717)	(1,122)
Payments for lender fees	(147)	—
Proceeds from line of credit	4,500	—
Repayments on line of credit	(4,500)	—
Proceeds from exercise of common stock options	300	725
Repurchases of common stock	(2,998)	—
Dividends paid to shareholders	(36,100)	(31,016)
Payment of Global Wells membership interest tax withholding (including $362 and $0 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(377)	—
Payment of Global Wells noncontrolling membership interest redemption (including $0 and $2,010 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	—	(2,326)
Refund of Global Wells members' tax withholding payments (including $0 and $120 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	—	120
Payment of Global Wells noncontrolling membership interest redemption gain tax withholding (including $879 and $0 associated with variable interest entity for the year ended December 31, 2025 and 2024, respectively)	(879)	—
Net cash used in financing activities	$(52,918)	$(33,619)
Net increase in cash and cash equivalents	$6,296	$8,508
Cash and cash equivalents
Beginning of period	$31,584	$23,076
End of period	$37,880	$31,584
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposits to property and equipment	$3,785	$3,708
Non-cash purchases of property and equipment	$962	$122
Non-cash disposal of property and equipment	$480	$—
Non-cash excise tax on share repurchases	$12	$—
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,136	$10,969
Cash paid for interest	$1,910	$2,031
The accompanying notes to the consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Lollicup USA Inc. (“Lollicup”) was incorporated in 2001 in California and in October 2025 redomesticated to the State of Texas. Karat Packaging Inc. (“Karat Packaging”) was incorporated in 2018 in Delaware and became the parent company for Lollicup (collectively, the “Company”) through a share exchange with the shareholders of Lollicup. The Company's common stock is listed on the NASDAQ Global Market under the symbol "KRT".

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

The Company currently operates manufacturing facilities and distribution centers in Chino, California; Rockwall, Texas; and Kapolei, Hawaii. In addition, the Company operates seven other distribution centers located in Puyallup, Washington; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; Sugar Land, Texas, and Chino, California.

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

Reporting Segments: The Company manages and evaluates its operations in one reportable segment. This segment consists of manufacturing and distribution of a broad portfolio of single-use products that are used to serve food and beverages and are available in plastic, paper, biopolymer-based, and other compostable forms. It also consists of the distribution of certain specialty food and beverage products, such as syrup, boba, and coffee drinks, as well as restaurant and warehouse supplies. The Company’s long-lived assets are almost all located in the United States, and its revenues are almost entirely generated in the United States.

Earnings per Share: Basic earnings per common share is calculated by dividing net income attributable to Karat Packaging, Inc. by the weighted average number of common shares outstanding during the related period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive shares.

Cash and Cash Equivalents: The Company generally considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. At December 31, 2025 and 2024, cash and cash equivalents were comprised of cash on hand, cash deposited with banks, certificates of deposit, and cash held in a certain money market fund.

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

Deposits: Deposits are payments made for machinery and equipment as well as construction and improvement for the Company’s facilities. There were no deposit impairment charges recorded for the year ended December 31, 2025 and 2024.

Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If such events or circumstances exist, an impairment test is performed which comprises of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. For the year ended December 31, 2025, management concluded that no impairment of long-lived assets was required. During the year ended December 31, 2024, the Company recorded an impairment charge against its operating right-of-use ("ROU") assets of $1,993,000. See Note 13 — Leases for further information about this impairment charge.

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

Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. During the years ended December 31, 2025 and 2024, the Company determined no goodwill impairment has occurred.

Government Grants: Both Lollicup and Global Wells had received certain government grants (the "Grants"), provided to facilitate the Company's acquisition of land in Rockwall, Texas and the subsequent construction and operation of a facility (the “Facility”) in order to promote local business activity. The Grants comprised of $1,800,000 monetary grants and $1,002,000 non-monetary grants in the form of discount on the purchase price of the land acquisition price. As of December 31, 2024, the Company had $70,000 in other current liabilities and $2,372,000 in other non-current liabilities related to the Grants on the consolidated balance sheet. The Grants were subject to specific conditions, including maintaining a minimum tax value for the facility in Rockwall, Texas for five calendar years through 2024 (the “Required Period”), continuing operations at the Facility during the Required Period, employing a minimum number of full-time equivalent employees with a minimum average annual gross wage during the Required Period, and refraining from engaging in a pattern or practice of unlawful employment of aliens during the Required Period. The Company determined the Grants to be grants related to assets, and elected to recognize the grant liability into income over the useful life of the Facility once the Grants had been received and there was reasonable assurance that both entities would comply with all grant conditions through the end of the Required Period. For years ended December 31, 2025 and 2024, the Company recorded $70,000 and $360,000 of grant income, respectively, as an offset to general and administrative expenses in the consolidated statement of income and expects that $70,000 in other current liabilities and $2,302,000 in other non-current liabilities as of December 31, 2025 related to the Grants on the consolidated balance sheet will be similarly amortized over the remaining useful life of the Facility as an offset against general and administrative expenses in the consolidated statement of income.

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

Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 9 — Long Term Debt for a description of the two term loans that Global Wells had with financial institutions as of December 31, 2025.

Share Repurchases: On November 5, 2025, the Company's Board of Directors approved a share repurchase program (the "Share Repurchase Program") of up to $15,000,000 of its common stock. Under the Share Repurchase Program, the Company may repurchase shares through open market transactions, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future, subject to the requirements of the Securities Exchange Act of 1934, as amended. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase its shares. Direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock. See Note 10 — Stockholder's Equity for further information about the Share Repurchase Program.

Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the year ended December 31, 2025 and 2024, net sales disaggregated by customer type consist of the amounts shown below.

	Year Ended December 31,
	2025	2024
	(in thousands)
Chains and distributors *	$370,556	$329,448
Online	75,286	70,130
Retail *	21,901	23,055
	$467,743	$422,633

* During the three months ended June 30, 2025, the Company reclassified one customer from the retail to the chains and distributors channel, and reclassified the corresponding net sales amounts of approximately $4,272,000 for the year ended December 31, 2024, to conform to the current period presentation. The reclassification had no effect on previously reported consolidated net sales for the year ended December 31, 2024.

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

•Online revenue: Online revenue is derived from the Company's online storefront on www.lollicupstore.com, and through the Company's mobile app, as well as other third-party e-commerce platforms with customers largely consisting of small businesses such as small mom-and-pop restaurants, coffee houses, bubble tea cafes, pizza parlors, and frozen yogurt shops. Revenue from online transactions is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss passes to the customer. For online sales on third-party e-commerce platforms, the Company is the principal in the three-party arrangement and control of the products remains with the Company until transferring to the end customer or upon return from the end customer. Online platform fees are recognized as selling expenses.

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

In addition to product sales, the Company also generates revenue from logistics services which is the transportation and delivery of shipping containers from ports to local retail customers. Logistics services revenue is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Logistics services revenue was $4,661,000 and $5,483,000 for the year ended December 31, 2025, and 2024, respectively, and was classified under retail in net sales disaggregated by customer type table above.

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

The Company’s contract liabilities consist primarily of rebates, sales incentives, cooperative advertising, and deferred revenue. As of December 31, 2025 and 2024, the Company had accrued $1,133,000 and $377,000, respectively, related to rebates, sales incentives, and cooperative advertising, included in accrued expenses in the consolidated balance sheets. Deferred revenue is included in current liabilities in the consolidated balance sheets. During the year ended December 31, 2025 and 2024, the Company recognized into revenue $568,000 and $794,000, respectively, of previously deferred revenue at the beginning of each respective year.

Shipping and handling fees billed to a customer are recorded within net sales, with corresponding shipping and handling costs recorded in selling expense on the accompanying consolidated statements of income. Shipping and handling fees billed to customers are not deemed to be separate performance obligations for product sales. Shipping and handling costs included within selling expenses in the consolidated statements of income for the years ended December 31, 2025 and 2024 were $36,049,000 and $29,432,000, respectively.

Sales taxes collected concurrently with revenue-producing activities and remitted to governmental authorities are excluded from revenue.

Advertising Costs: The Company expenses costs of print production, trade show, online marketing, and other advertisements in the period in which the expenditure is incurred. Advertising costs included within selling expenses in the consolidated statements of income were $5,675,000 and $6,762,000 for the years ended December 31, 2025 and 2024, respectively.

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

For the years ended December 31, 2025 and 2024, purchases from the following vendor make up greater than 10 percent of total purchases:

	Year Ended December 31,
	2025	2024
Wen Ho Industrial Co.	11%	*
Keary Global Group, Ltd. (“Keary Global”) and its affiliate, Keary International, Ltd. ("Keary International") – related parties	*	11%
* Amounts represented less than 10% of total purchases.

Amounts due to the following vendors at December 31, 2025 and 2024, respectively, that exceed 10 percent of total accounts payable are as follows:

	December 31, 2025	December 31, 2024
Keary Global and its affiliate, Keary International – related parties	15%	15%
LK Global International Ltd.	*	13%
Fuling Technology Co., Ltd.	*	12%
* Amounts payable represented less than 10% of total accounts payable.

No customer accounted for more than 10 percent of sales or accounts receivable for the years ended December 31, 2025 and 2024.

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

The Company has financial instruments classified within the fair value hierarchy, which consist of the following:

•At December 31, 2025, the Company had money market accounts classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.

•At December 31, 2024, the Company had money market accounts and investments in publicly-traded equity securities classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.

The short-term investments as of December 31, 2024 comprised of certificates of deposit with an original maturity of longer than 3 months and are reported at their carrying value as current assets on the consolidated balance sheets. As all certificates of deposit will be due within 3 months as of December 31, 2025, these certificates of deposit have been included in cash and cash equivalents line on the consolidated balance sheets. The carrying value of these short-term investments approximate fair value as they were purchased near or on the respective balance sheet dates.

The following table summarizes the Company’s fair value measurements by level at December 31, 2025 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$3,699	$24,696	$—
Fair value, December 31, 2025	$3,699	$24,696	$—

The following table summarizes the Company’s fair value measurements by level at December 31, 2024 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$725	$22,525	$—
Short-term investments	—	28,343	—
Publicly-traded equity securities	31	—	—
Fair value, December 31, 2024	$756	$50,868	$—

The Company has not elected the fair value option as presented by ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, for the financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, including accounts receivable, accounts payable, related-party payable, accrued expenses, other current liabilities and borrowings under promissory notes and Line of Credit (as defined below), are reported at their carrying value.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other current liabilities at December 31, 2025 and 2024 approximated fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and "2027 Term Loan," respectively):

	December 31, 2025
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$12,240	$12,040
2027 Term Loan	23,563	23,694
	$35,803	$35,734

	December 31, 2024
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$20,881	$19,846
2027 Term Loan	27,577	27,174
	$48,458	$47,020

The fair value of these financial instruments was determined using Level 2 inputs.

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. During the year ended December 31, 2024, the Company recorded an impairment against its operating ROU assets of $1,993,000. See Note 13 — Leases for further information about this impairment charge. With the exception of the ROU impairment, the Company did not have any long-lived non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition as of December 31, 2025 or 2024.

Foreign Currency: The Company includes gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign payables, in the consolidated statements of income. The Company recorded a foreign currency loss of $1,543,000 and foreign currency gain of $520,000 for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation: The Company recognizes stock-based compensation expense related to employee stock options and restricted stock units in accordance with ASC 718, Compensation — Stock Compensation. This standard requires the Company to record compensation expense equal to the fair value of awards granted to employees and non-employees. The Company accounts for forfeitures as they occur. There were no stock options granted during both the year ended December 31, 2025 and 2024.

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

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. The new guidance creates a comprehensive list of interim disclosures required under US GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The new guidance is effective for all public companies for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt the new standard in its interim reporting period beginning after December 15, 2027, and is currently evaluating the impacts of the new guidance on its disclosures within the condensed consolidated financial statements.

3. Global Wells

The following financial information includes assets and liabilities of Global Wells and are included in the accompanying consolidated balance sheets, except for those that eliminate upon consolidation:

	December 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$1,488	$1,703
Short-term investments	—	11,128
Accounts receivable, net	30	—
Prepaid expenses and other current assets	790	535
Property and equipment, net	41,758	42,972
Other non-current assets	2,485	2,608
Total assets	$46,551	$58,946
Accounts payable	$97	$16
Accrued expenses	535	489
Due to Lollicup USA Inc.	—	14
Income taxes payable	—	3
Other current liabilities	49	916
Long-term debt, current portion	12,941	1,179
Long-term debt, net of current portion	22,862	47,279
Other non-current liabilities	1,223	1,198
Total liabilities	$37,707	$51,094

During the year ended December 31, 2024, Global Wells and one of its members entered into a membership interest redemption agreement. See Note 2 — Summary of Significant Accounting Policies for further discussion on the redemption.

4. Inventories

Inventories consist of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$4,442	$6,640
Semi-finished goods	1,308	1,885
Finished goods	76,642	62,837
Subtotal	82,392	71,362
Less: inventory reserve	(710)	(640)
Total inventories	$81,682	$70,722

The Company incurred inventory adjustments and write-offs of $917,000 and $1,458,000 for the year ended December 31, 2025 and 2024, respectively. Inventory adjustments and write-offs are included in cost of goods sold on the accompanying consolidated statements of income.

5. Property and Equipment

	December 31, 2025	December 31, 2024
	(in thousands)
Machinery and equipment	$64,138	$66,928
Leasehold improvements	19,212	19,193
Vehicles	9,729	8,395
Furniture and fixtures	1,009	1,015
Building	38,572	38,779
Land	11,907	11,907
Computer hardware and software	73	94
Construction in progress	—	431
	144,640	146,742
Less: accumulated depreciation and amortization	(63,481)	(58,760)
Total property and equipment, net	$81,159	$87,982

Depreciation and amortization expense is reported within general and administrative expense except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying consolidated statements of income.

For the year ended December 31, 2025 and 2024, depreciation and amortization expense reported within general and administrative expense was $4,591,000 and $4,264,000 respectively, and depreciation and amortization expense reported within cost of goods sold was $6,274,000 and $6,385,000, respectively.

6. Goodwill

The following table summarizes the activity in the Company's goodwill from December 31, 2023 to December 31, 2025:

(in thousands)
Balance at December 31, 2023	$3,510
Goodwill acquired	—
Balance at December 31, 2024	$3,510
Goodwill acquired	—
Balance at December 31, 2025	$3,510

7. Line of Credit

Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the “Loan Agreement”), the Company has a line of credit with a maximum borrowing capacity of $20,000,000 (the “Line of Credit”) secured by the Company’s assets. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. The Company is required to comply with certain financial covenants, including a minimum current ratio, minimum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and a minimum fixed charge coverage ratio. As of both December 31, 2025 and 2024, the Company was in compliance with the financial covenants under the Line of Credit.

On March 3, 2025, the Company amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40,000,000 and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025 among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20,000,000, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, August 21, 2025, and October 3, 2025, the Company entered into three separate amendments of the Line of Credit, increasing the standby letter of credit sub-limit, respectively, from $5,000,000 to $7,500,000, from $7,500,000 to $10,000,000, and from $10,000,000 to $15,000,000.

The Company had no borrowings outstanding under the Line of Credit as of both December 31, 2025 and 2024. The amount issued under the standby letter of credit was $12,313,000 and $3,813,000 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, and 2024, the maximum remaining amount that could be borrowed under the Line of Credit was $7,687,000 and $36,187,000, respectively.

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Accrued miscellaneous expenses	$1,870	$1,796
Accrued payroll	622	1,953
Accrued ocean freight and other import costs	4,011	4,215
Accrued sale and use taxes	1,222	991
Accrued professional services fees	619	967
Accrued vacation and sick pay	855	899
Accrued property tax	1,190	1,150
Accrued shipping expense	1,844	1,137
Accrued sales discount expense	1,133	374
Accrued interest expense	94	73
Total accrued expenses	$13,460	$13,555

9. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
The 2026 Term Loan, with an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which the Company exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On December 18, 2025, the Company made an early payment of $8,000,000 to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. The loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of the Company’s stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.
	$12,258	$20,923
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
	23,623	27,676
Long-term debt	35,881	48,599
Less: unamortized loan fees	(78)	(141)
Less: current portion	(12,941)	(1,179)
Long-term debt, net of current portion	$22,862	$47,279

At December 31, 2025, future maturities are:

(in thousands)
2026	$12,959
2027	22,922
$35,881

The Company was in compliance with all of its financial covenants as of both December 31, 2025 and 2024.

The 2026 Term Loan matures on September 30, 2026. As of December 31, 2025, the entire remaining balance of $12,258,000 is included in the long-term debt, current portion on the consolidated balance sheet. The Company intends to repay the 2026 Term Loan at maturity using cash and cash equivalents of $37,880,000 as of December 31, 2025.

10. Stockholder’s Equity

The Company’s Certificate of Incorporation authorizes both common and preferred stock. The total number of shares of all classes of stock authorized for issuance is 110,000,000 shares, par value of $0.001, with 10,000,000 designated as preferred stock and 100,000,000 designated as common stock. Each holder of common stock and preferred stock shall be entitled to one vote per share held.

On November 5, 2025, the Company’s Board of Directors approved the Share Repurchase Program of up to $15,000,000 of its common stock. Under the Share Repurchase Program, the Company may repurchase shares through open market transactions, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future, subject to the requirements of the Securities Exchange Act of 1934, as amended. The Share Repurchase Program has no set expiration date, and may be suspended, modified or discontinued at any time. During the year ended December 31, 2025, the Company repurchased approximately $2,986,000 of its common stock at an average per share cost of $21.74. As of December 31, 2025, the Company had approximately $12,014,000 of remaining authorization for purchases under the Share Repurchase Program.

During the years ended December 31, 2025 and 2024, the Company paid out special and regular quarterly dividend totaling $36,100,000 and $31,016,000, respectively. Additionally, as described in Note 20 — Subsequent Events, on February 5, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company's common stock.

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

As of December 31, 2025, a total of 1,277,517 shares of common stock were available for further award grants under the Plan. For the years ended December 31, 2025 and 2024, the Company recognized a total of $1,182,000 and $2,065,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally within three years for both the restricted stock units and stock options. The Company recognized a net tax liability of $7,000 and $19,000 from compensation expense related to stock options and restricted stock units during the years ended December 31, 2025 and 2024, respectively.

Stock options

A summary of the Company’s stock option activity under the Plan for the years ended December 31, 2025 and 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2023	386,473	$18.58	7.8	$2,424
Exercised	(39,473)	18.39
Forfeited	(33,333)	18.86
Outstanding at December 31, 2024	313,667	$18.57	6.8	$3,667
Exercised	(16,200)	18.51
Forfeited	(10,000)	18.86
Outstanding at December 31, 2025	287,467	$18.56	5.8	$1,152
Vested and expected to vest at December 31, 2025	287,467	$18.56	5.8	$1,152
Exercisable at December 31, 2025	287,467	$18.56	5.8	$1,152

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2025, multiplied by the number of shares per each option.

There were no stock options granted during the years ended December 31, 2025 and 2024. At December 31, 2025, all stock options granted under the Plan were fully vested and exercisable.

Restricted stock units

A summary of the Company’s unvested restricted stock units activity under the Plan for the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	5,346	$16.71
Granted	97,004	29.31
Vested	(31,550)	27.54
Unvested at December 31, 2024	70,800	$29.14
Granted	22,000	26.34
Vested	(46,800)	28.38
Forfeited	(2,500)	$29.38
Unvested at December 31, 2025	43,500	$28.53
At December 31, 2025, total remaining stock-based compensation cost for unvested restricted stock units under the Plan was approximately $301,127. The cost is expected to be recognized over a weighted-average period of 0.5 years.

12. Earnings Per Share

(a)Basic

Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the year by the weighted average number of common shares outstanding during the period.

	Year Ended December 31,
	2025	2024
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$31,478	$29,975
Weighted average shares	20,058	20,002
Basic earnings per share	$1.57	$1.50

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

The following table summarizes the calculation of diluted earnings per share:

	Year Ended December 31,
	2025	2024
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$31,478	$29,975
Weighted average shares	20,058	20,002
Dilutive shares
Stock options and restricted stock units	122	122
Total dilutive shares	20,180	20,124
Diluted earnings per share	$1.56	$1.49

For the years ended December 31, 2025 and 2024 a total of 161 and 4,803 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.

13. Leases

The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. The following table summarizes the Company's lease costs in the accompanying consolidated statement of income:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease expense	$13,624	$9,708
Short-term lease expense	1,880	1,367
Variable lease expense	1,497	1,520
Total lease expense	$17,001	$12,595

For the year ended December 31, 2025 and 2024, total lease expense included in operating expenses was $14,019,000 and $10,337,000, respectively, and total lease expense included in cost of goods sold was $2,982,000 and $2,258,000, respectively.

The following table presents supplemental information related to operating leases:

	December 31, 2025	December 31, 2024
	(in thousands, except lease term and discount rate)
Weighted average remaining lease term	3.47 years	4.33 years
Weighted average discount rate	6.9%	7.0%
Right-of-use assets obtained in exchange for operating lease liabilities	$10,457	$29,504
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$13,591	$8,805

As of December 31, 2025, future lease payments under operating lease were as follows:

(in thousands)
2026	$14,594
2027	13,767
2028	12,915
2029	7,567
2030	715
Thereafter	53
Total future lease payments	49,611
Less: imputed interest	(5,555)
Total lease liability balance	$44,056

During the year ended December 31, 2024, the Company recorded a non-cash impairment of a ROU asset of $1,993,000 resulting from the sublease of its City of Industry warehouse in California.

Sublease income for the year ended December 31, 2025 and 2024 was $1,407,000 and $1,038,000, respectively. Sublease income is included in rental income in the accompanying consolidated statements of income.

Global Wells has been the landlord under an operating lease agreement with an unrelated party since September 2020. On February 28, 2025, the lease agreement between Global Wells and the tenant was terminated and effective March 1, 2025, Global Wells entered into a new six-year operating lease agreement ending on February 28, 2031 with a different unrelated party that generates monthly rental payments from $87,000 to $101,000. During the year ended December 31, 2025, and 2024, Global Wells recognized rental income of $1,064,000 and $739,000, respectively, and expected rental income of $1,128,000 per annum over the next five years.

14. Related Party Transactions

Keary Global owns 250,004 shares of the Company's common stock as of December 31, 2025, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has an ongoing agreement (the "Procurement Agreement") with Keary Global, which was amended and restated on June 26, 2025 to clarify the responsibilities of both parties under the Procurement Agreement. At December 31, 2025 and 2024, the Company has accounts payable due to Keary Global and Keary International of $4,672,000 and $3,130,000, respectively. Purchases for the years ended December 31, 2025 and 2024 from this related party were $33,237,000 and $35,109,000, respectively.

On June 26, 2025, the Company renewed the New Jersey Lease with Global Wells, extending the lease term for an additional five years to August 31, 2030. Under this lease renewal, monthly base lease payments range from $122,000 to $140,000 after an initial rent abatement period.

15. Employee Benefits

The Company maintains a 401(k) plan for employees who meet specific requirements. The Company matches 100% of the employees’ contributions up to 3% of each employee’s salary, 87.5% of the employees’ contributions up to 4% of each employee’s salary, and 80% of the employees’ contributions up to 5% of each employee’s salary. The Company’s portion of the contributions is expensed as incurred with a total expense of $442,000 and $317,000 for the years ended December 31, 2025 and 2024, respectively.

16. Income Taxes

The provision for income taxes for the years ended December 31, 2025 and 2024, respectively, consisted of:

	Year Ended December 31,
	2025	2024
	(in thousands)
Current
Federal	$6,169	$11,594
State	1,934	2,048
	8,103	13,642
Deferred
Federal	2,117	(3,428)
State	138	(343)
	2,255	(3,771)
Provision for income taxes	$10,358	$9,871

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax assets (liabilities), calculated using effective tax rates is as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred tax assets:
State taxes	$386	$402
Reserves	782	666
Accruals and deferred expenses	179	1,592
Inventory	1,452	1,137
Government grant	328	328
Stock-based compensation	479	537
Capitalized research and development costs	165	1,852
Operating lease liabilities	14,903	14,118
Total deferred tax assets	18,674	20,632
Deferred tax liabilities:
Fixed assets – depreciation	(8,069)	(8,504)
Investment in Global Wells Investment Group	(77)	(176)
Operating ROU asset	(13,209)	(12,378)
Total deferred tax liabilities	(21,355)	(21,058)
Net deferred tax liability	$(2,681)	$(426)

Reconciliation of income taxes are as follows from statutory rate of 21% to the effective tax rate for the year ended December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
	(in thousands)
Income tax computed at the federal statutory rate	$9,034	$8,546
State taxes, net of federal tax benefits	1,552	1,459
Noncontrolling interest - Income not subject to tax	(252)	(241)
Permanent items	14	22
Excess tax liability (benefit) from stock-based compensation	7	19
Research and development credit	(71)	(76)
Others	74	142
Provision for income taxes	$10,358	$9,871

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes, primarily timing differences with no net impact, were incorporated in the income tax provision for the year ended December 31, 2025.

The Company remains subject to IRS examination for the 2022 through 2024 tax years. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various jurisdictions for the 2021 through 2024 tax years. The Company continues to work with the IRS relating to the 2016 and 2017 tax years and does not expect a material impact to the financial statements. In October 2025, the Company received a notice from the IRS that its 2023 federal income tax return was selected for examination. As of both December 31, 2025 and 2024, the Company did not have any unrecognized tax benefit.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of these assets is more-likely-than-not. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of December 31, 2025, and 2024, based on the available evidence, the Company did not record any valuation allowance.

17. Commitments and Contingencies

In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection (“CBP”) had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. On March 19, 2024, the Company initiated an appeal process by submitting a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, the Company started to receive bills related to certain of its thermal paper shipments. During the year ended December 31, 2025, the Company submitted protests of certain bills received with CBP and made total payments of $1,909,000 related to certain shipments under the investigation. The Company is also evaluating other appeal options. Payments on bills received will be due upon the resolution of the protests, currently expected to occur within the next 12 months. The Company maintains a liability reserve representing the total estimated probable loss from the investigation plus accrued interest. As of December 31, 2025 and 2024, the Company had a total reserve of $1,720,000 and $3,051,000, respectively, representing bills received from CBP, including protested bills. The amount of the final payments could vary significantly from the estimated liability reserve.

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

18. Secondary Offering

On June 12, 2025, certain executive officers and stockholders of the Company (the "selling stockholders") completed a secondary public offering of shares of the Company's common stock. The Company did not receive any of the proceeds from the sale of these shares by the selling stockholders. The Company incurred offering transaction costs of $214,000 for the year ended December 31, 2025, which were recognized in general and administrative expense in the consolidated statements of income.

19. Segment Report

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

The following is the summary of the financial information for the Company’s reportable segment:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net sales	$467,743	$422,633
Less (Add):
Cost of goods sold	295,607	258,304
Shipping and transportation	41,079	34,119
Salaries and benefits	37,684	36,311
Professional services	4,967	5,024
Depreciation and amortization	4,618	4,290
Rent expense	12,702	9,364
Marketing expense	5,675	6,762
Online platform fees	7,254	11,043
Warehouse expense	4,155	3,862
Stock-based compensation	1,182	2,065
ROU asset impairment expense	—	1,993
Secondary offering transaction costs	214	—
(Gain) loss, net, on disposal of property and equipment	(493)	759
Interest expense	2,055	2,123
Provision for income taxes	10,358	9,871
Other segment expenses*	11,685	10,976
Interest income	2,210	2,299
Other income, net	1,453	2,758
Segment net income	32,664	30,824
Reconciliation of segment net income to consolidated net income
Adjustments and reconciling items	—	—
Consolidated net income	32,664	30,824
* Other segment expenses include property taxes, insurance expenses, office expenses, bad debt expenses, and utilities.

There are no changes in the basis of segmentation or measurement of segment profit or loss since December 31, 2024. The Company’s long-lived assets are almost entirely located in the United States, and similarly its revenues are almost entirely generated in the United States as well. Additionally, the segment assets are the same as the assets reported on the condensed consolidated balance sheets.

20. Subsequent Events

On February 5, 2026, the Company's Board of Directors declared a regular quarterly cash dividend of $0.45 per share on the Company's common stock, which was paid on or about February 27, 2026 to the stockholders of record at the close of business on February 20, 2026.

On February 20, 2026, the United States Supreme Court issued a ruling against certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and the ultimate availability, timing, and amount of any potential refunds of such tariffs. The Company continues to monitor and evaluate these developments and assess their potential impact on its business, financial condition, and results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer and oversight by its Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” (2013). Based on this assessment, management concluded that as of December 31, 2025, its internal control over financial reporting was effective.

Remediation of Previously Identified Material Weaknesses

As previously disclosed in Part II, “Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, the Company previously identified and disclosed the following material weaknesses in its internal control over financial reporting as of December 31, 2024:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders. Our Proxy Statement for the 2026 Annual Meeting of Stockholders is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated into this report by this reference.

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
3.1
Certificate of Incorporation of Karat Packaging Inc. (Incorporated by reference to Exhibit 3.1 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

3.2
Bylaws of Karat Packaging Inc. (Incorporated by reference to Exhibit 3.2 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

4.1
Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

4.2	Description of Registrant's Securities (Incorporated by reference to Exhibit 4.2 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2024).
10.1+
Karat Packaging Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.2+
Form of Restricted Stock Unit Award Agreement Pursuant to the Karat Packaging Inc. 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.3+
Form of Karat Packaging Inc. 2019 Stock Incentive Plan Stock Option Agreement (Incorporated by reference to Exhibit 10.3 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.4
Amended and Restated Lease Agreement, by and between the Company and Global Wells Investment Group LLC for the Texas facility (Incorporated by reference to Exhibit 10.4 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.5
Standard Industrial/Commercial Single-Tenant Lease-Gross, dated February 6, 2013, by and between First Industrial, LP, a Delaware limited partnership and Lollicup USA Inc. (Incorporated by reference to Exhibit 10.5 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.6
First Amendment to Standard Industrial/Commercial Single-Tenant Lease-Gross, dated November 14, 2018, by and between First Industrial, LP, a Delaware limited partnership and Lollicup USA Inc. (Incorporated by reference to Exhibit 10.6 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.7
Lease Agreement, by and between the Company and G&O Chino Property, a California general partnership, as amended, for the Chino, California distribution center (Incorporated by reference to Exhibit 10.7 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2025).

10.8
Lease Agreement dated July 16, 2020, by and between Lollicup USA Inc. and Global Wells Investment Group LLC for the New Jersey facility (Incorporated by reference to Exhibit 10.7 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.9
Share Exchange Agreement and Plan of Reorganization, dated as of September 27, 2018, entered into by the Company, Lollicup USA Inc., and each of Alan Yu, Marvin Cheng, Karat Global Group, LTD. (now known as Keary Global Group, LTD.) and Plutus Investment Holding Company (Incorporated by reference to Exhibit 10.8 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.10
Assignment and Assumption of Grants, by and between Lollicup USA Inc. and Global Wells Investment Group LLC effective as of July 1, 2018 (Incorporated by reference to Exhibit 10.9 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.11
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021.

10.12
Purchase and Sale Agreement dated April 9, 2019 by and between Global Wells Investment Group LLC and Atosa Catering Equipment, Inc. (Incorporated by reference to Exhibit 10.11 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.13
Business Loan Agreement dated February 23, 2018 by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.12 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.14+
Form of Employment Agreement by and between the Company and Alan Yu (Incorporated by reference to Exhibit 10.16 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

10.15+
Form of Employment Agreement by and between the Company and Marvin Cheng (Incorporated by reference to Exhibit 10.17 from the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 18, 2021 and declared effective on April 14, 2021).

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

10.30
Change In Terms Agreement, dated February 24, 2025, by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2025)

10.31
Change In Terms Agreement , dated March 17, 2025, by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2025).

10.32
First Amendment to Lease Agreement dated June 27, 2025, by and between Lollicup USA Inc. and Global Wells Investment Group LLC for the New Jersey facility (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2025).

10.33
Change In Terms Agreement , dated August 21, 2025, by and between Lollicup USA Inc. and Hanmi Bank (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2025).

10.34*	Change In Terms Agreement, dated October 3, 2025, by and between Lollicup USA Inc. and Hanmi Bank
10.35+*	Second Amendment to Employment Agreement, dated March 11, 2026, between Karat Packaging Inc. and Jian Guo, Chief Financial Officer
19.1
Karat Packaging Inc.'s Amended Insider Trading Policy, effective as of March 12, 2024 (Incorporated by reference to Exhibit 19.1 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2024).

21.1*	List of Subsidiaries
23.1*	Consent of independent registered public accounting firm (PricewaterhouseCoopers LLP)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
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

DATE: March 13, 2026	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Yu	Chairman and Chief Executive Officer	March 13, 2026
Alan Yu	(Principal Executive Officer)

/s/ Jian Guo	Chief Financial Officer and Director	March 13, 2026
Jian Guo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eric Chen	Director	March 13, 2026
Eric Chen

/s/ Paul Chen	Director	March 13, 2026
Paul Chen

/s/ Eve Yen	Director	March 13, 2026
Eve Yen