Form 10-Q
period 2026-03-31
Karat Packaging Inc.
filed 2026-05-08
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on May 5, 2026 was 19,963,731 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents (including $1,557 and $1,488 associated with variable interest entity at March 31, 2026 and December 31, 2025, respectively)	$28,680	$37,880
Short-term investments	5,744	—
Accounts receivable, net of allowance for bad debt of $877 and $581 at March 31, 2026 and December 31, 2025, respectively	42,270	36,402
Inventories	80,009	81,682
Prepaid expenses and other current assets (including $318 and $314 associated with variable interest entity at March 31, 2026 and December 31, 2025, respectively)	4,333	5,224
Total current assets	161,036	161,188
Property and equipment, net (including $41,455 and $41,758 associated with variable interest entity at March 31, 2026 and December 31, 2025, respectively)	78,819	81,159
Deposits	3	—
Goodwill	3,510	3,510
Intangible assets, net	267	273
Operating right-of-use assets	37,586	40,299
Deferred tax asset	255	255
Other non-current assets (including $86 and $68 associated with variable interest entity at March 31, 2026 and December 31, 2025, respectively)	1,206	1,002
Total assets	$282,682	$287,686

	March 31, 2026	December 31, 2025
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $97 associated with variable interest entity as of both March 31, 2026 and December 31, 2025, respectively)	$24,282	$26,323
Accrued expenses (including $189 and $535 associated with variable interest entity at March 31, 2026 and December 31, 2025, respectively)	13,027	13,460
Related party payable	5,462	4,672
Income taxes payable	1,267	—
Deferred revenue	1,165	713
Long-term debt, current portion (including $12,714 and $12,941 associated with variable interest entity at March 31, 2026 and December 31, 2025, respectively)	12,714	12,941
Operating lease liabilities, current portion	12,323	11,982
Other current liabilities (including $51 and $49 associated with variable interest entity at March 31, 2026 and December 31, 2025, respectively)	111	129
Total current liabilities	70,351	70,220
Deferred tax liability	2,936	2,936
Long-term debt, net of current portion and debt discount of $63 and $78 at March 31, 2026 and December 31, 2025, respectively (including $22,688 and $22,862 associated with variable interest entity at March 31, 2026 and December 31, 2025, respectively, and debt discount of $63 and $78 associated with variable interest entity at March 31, 2026 and December 31, 2025, respectively)	22,688	22,862
Operating lease liabilities, net of current portion	28,827	32,074
Other non-current liabilities (including $1,216 and $1,224 associated with variable interest entity at March 31, 2026 and December 31, 2025 respectively)	2,707	2,724
Total liabilities	127,509	130,816
Commitments and Contingencies (Note 14)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of both March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,124,105 and 19,963,731 shares issued and outstanding, respectively, as of March 31, 2026 and 20,122,505 and 19,962,131 shares issued and outstanding, respectively, as of December 31, 2025	20	20
Additional paid in capital	91,211	90,939
Treasury stock, $0.001 par value, 160,374 shares as of both March 31, 2026 and December 31, 2025	(3,246)	(3,246)
Retained earnings	59,462	61,704
Total Karat Packaging Inc. stockholders’ equity	147,447	149,417
Noncontrolling interest	7,726	7,453
Total stockholders’ equity	155,173	156,870
Total liabilities and stockholders’ equity	$282,682	$287,686
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$116,947	$103,624
Cost of goods sold	75,421	62,862
Gross profit	41,526	40,762
Operating expenses
Selling expenses	12,936	14,411
General and administrative expenses (including $641 and $677 associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	20,126	18,548
Gain, net, on disposal of property	—	(17)
Total operating expenses	33,062	32,942
Operating income	8,464	7,820
Other income (expenses)
Rental income (including $357 and $446 associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	698	776
Other income, net (including $76 and $0 associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	91	44
Gain on foreign currency transactions	252	239
Interest income (including $3 and $226 associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	286	566
Interest expense (including ($380) and ($500) associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	(409)	(509)
Total other income, net	918	1,116
Income before provision for income taxes	9,382	8,936
Provision for income taxes	2,241	2,121
Net income	7,141	6,815
Net income attributable to noncontrolling interest	400	406
Net income attributable to Karat Packaging Inc.	$6,741	$6,409
Basic and diluted earnings per share:
Basic	$0.34	$0.32
Diluted	$0.34	$0.32
Weighted average common shares outstanding, basic	19,963,224	20,036,505
Weighted average common shares outstanding, diluted	20,073,479	20,198,654
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	20,059,505	$20	(23,000)	$(248)	$89,457	$66,340	$155,569	$6,630	$162,199
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,017)	(9,017)	—	(9,017)
Stock-based compensation	—	—	—	—	346	—	346	—	346
Global Wells membership interest tax withholding	—	—	—	—	—	—	—	(132)	(132)
Net income	—	—	—	—	—	6,409	6,409	406	6,815
Balance, March 31, 2025	20,059,505	$20	(23,000)	$(248)	$89,803	$63,732	$153,307	$6,904	$160,211

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	20,122,505	$20	(160,374)	$(3,246)	$90,939	$61,704	$149,417	$7,453	$156,870
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(8,983)	(8,983)	—	(8,983)
Stock-based compensation	—	—	—	—	242	—	242	—	242
Exercise of stock options	1,600	—	—	—	30	—	30	—	30
Global Wells membership interest tax withholding	—	—	—	—	—	—	—	(127)	(127)
Net income	—	—	—	—	—	6,741	6,741	400	7,141
Balance, March 31, 2026	20,124,105	$20	(160,374)	$(3,246)	$91,211	$59,462	$147,447	$7,726	$155,173

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$7,141	$6,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $303 associated with variable interest entity for both the three months ended March 31, 2026 and 2025)	2,741	2,688
Adjustments to allowance for bad debt	340	222
Adjustments to inventory reserve	49	90
Write-off (recovery) of inventory	374	(83)
Gain on disposal of property and equipment	—	(17)
Amortization of loan fees (including $15 associated with variable interest entity for both the three months ended March 31, 2026 and 2025)	45	23
Accrued interest on certificates of deposit	—	(48)
Unrealized loss from investment in publicly-traded equity securities	43	46
Stock-based compensation	242	346
Amortization of operating right-of-use assets	2,713	2,253
Government grant income (including ($8) associated with variable interest entity for both the three months ended March 31, 2026 and 2025)	(17)	(18)
(Increase) decrease in operating assets
Accounts receivable (including $4 and $0 associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	(6,208)	(5,887)
Inventories	1,250	(9,191)
Prepaid expenses and other current assets (including ($4) and ($112) associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	872	257
Other non-current assets (including $18 and ($25) associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	(5)	(24)
Increase (decrease) in operating liabilities
Accounts payable (including $0 and $3 associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	(1,541)	6,734
Accrued expenses (including ($346) and ($303) associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	(433)	1,313
Related party payable	790	1,927
Income taxes payable (including $0 and $3 associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	1,267	2,124
Deferred revenue	452	395
Operating lease liabilities	(2,906)	(2,337)
Other liabilities (including $5 and $59 associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	(18)	98
Net cash provided by operating activities	7,191	7,726

	Three Months Ended March 31,
	2026	2025
Cash flows from investing activities
Purchases of property and equipment	(565)	(107)
Proceeds from disposal of property and equipment	—	59
Deposits paid for property and equipment	(333)	(989)
Purchases of publicly-traded equity securities	(242)	(212)
Proceeds from disposal of publicly-traded equity securities	—	191
Purchases of short-term investments (including $0 and ($87) associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	(5,744)	(8,148)
Redemption of short-term investments (including $0 and $7,678 associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	—	12,739
Net cash (used in) provided by investing activities	(6,884)	3,533
Cash flows from financing activities
Payment of long-term debt (including ($416) and ($295) associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	(416)	(295)
Payments for lender fees	(11)	(47)
Proceeds from exercise of common stock options	30	—
Dividends paid to shareholders	(8,983)	(9,017)
Payment of Global Wells membership interest tax withholding (including ($127) and ($132) associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	(127)	(132)
Payment of Global Wells noncontrolling membership interest redemption gain tax withholding (including $0 and ($879) associated with variable interest entity for the three months ended March 31, 2026 and 2025, respectively)	—	(879)
Net cash used in financing activities	(9,507)	(10,370)
Net (decrease) increase in cash and cash equivalents	(9,200)	889
Cash and cash equivalents
Beginning of period	37,880	31,584
End of period	$28,680	$32,473
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposits to property and equipment	$330	$853
Non-cash purchases of property and equipment	$—	$37
Supplemental disclosures of cash flow information:
Cash paid for interest	$383	$477
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Lollicup USA Inc. ("Lollicup") was incorporated in 2001 in California and in October 2025, redomesticated to the State of Texas. Karat Packaging Inc. ("Karat Packaging") was incorporated in 2018 in Delaware and became the holding company for Lollicup (collectively, the "Company") through a share exchange with the shareholders of Lollicup. The Company's shares are listed on the NASDAQ Global Market under the symbol "KRT".

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

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026.

The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, as included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2026.

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

Share Repurchases: The Company’s Board of Directors has approved a Share Repurchase Program authorizing the Company to repurchase up to $15,000,000 of its common stock. Under the Share Repurchase Program, the Company may repurchase shares through open market transactions, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future, subject to the requirements of the Securities Exchange Act of 1934, as amended. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase its shares. Direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 8 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of March 31, 2026.

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

Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three months ended March 31, 2026 and 2025, net sales disaggregated by customer type consist of the amounts shown below.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Chains and distributors *	$92,879	$80,670
Online	19,525	17,791
Retail *	4,543	5,163
	$116,947	$103,624

* The Company reclassified one customer from the retail to the chains and distributors channel, and recast the corresponding net sales amounts of $1,071,000 for the three months ended March 31, 2025 to conform to the current period presentation. The recast had no effect on previously reported consolidated net sales for the three months ended March 31, 2025.

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

In addition to product sales, the Company also generates revenue from logistics services, which is the transportation and delivery of shipping containers from ports to local retail customers. Logistics services revenue is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. During the three months ended March 31, 2026 and 2025, logistics services revenue was $765,000 and $1,273,000, respectively, and was classified under retail in net sales disaggregated by customer type table above.

The Company’s contract liabilities consist primarily of rebates, sales incentives, cooperative advertising, and deferred revenue. As of March 31, 2026 and December 31, 2025, the Company had accrued $799,000 and $1,133,000, respectively, related to rebates, sales incentives, and cooperative advertising, included in accrued expenses in the condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $401,000 and $517,000, respectively, related to previously deferred revenue at the beginning of each respective period.

Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:

•At March 31, 2026, the Company had money market accounts and investments in publicly-traded equity securities classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•At December 31, 2025, the Company had money market accounts classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.

Short-term investments consist of certificates of deposit with an original maturity of longer than 3 months and are reported at their carrying value as current assets on the condensed consolidated balance sheets. The carrying value of these short-term investments approximates fair value as they were purchased near or on the respective balance sheet dates. Other certificates of deposit with an original maturity of equal to or shorter than 3 months have been included as cash equivalents on the condensed consolidated balance sheets.

The following table summarizes the Company’s fair value measurements by level at March 31, 2026 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$2,712	$16,101	$—
Short-term investments	—	5,744	—
Publicly-traded equity securities	199	—	—
Fair value, March 31, 2026	$2,911	$21,845	$—

The following table summarizes the Company’s fair value measurements by level at December 31, 2025 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$3,699	$24,696	$—
Fair value, December 31, 2025	$3,699	$24,696	$—

The Company has not elected the fair value option as presented by ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, for the financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, including accounts receivable, accounts payable, related-party payable, accrued expenses, other current liabilities, and borrowings under promissory notes and Line of Credit (as defined below), are reported at their carrying value.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other current liabilities at March 31, 2026 and December 31, 2025 approximate fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and the "2027 Term Loan", respectively):

	March 31, 2026
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$12,005	$11,861
2027 Term Loan	23,397	23,458
	$35,402	$35,319

	December 31, 2025
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$12,240	$12,040
2027 Term Loan	23,563	23,694
	$35,803	$35,734

The fair value of these financial instruments was determined using Level 2 inputs.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. For the three months ended March 31, 2026, management concluded that an impairment of long-lived assets was not required. The Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition with the exception of a non-cash impairment of an operating ROU asset of $1,993,000 in the year ended December 31, 2024, resulting from the sublease of the Company's City of Industry warehouse in California.

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

3. Inventories

Inventories consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials	$4,011	$4,442
Semi-finished goods	940	1,308
Finished goods	75,817	76,642
Subtotal	80,768	82,392
Less: inventory reserve	(759)	(710)
Total inventories	$80,009	$81,682

4. Property and Equipment

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2026	December 31, 2025
	(in thousands)
Machinery and equipment	$64,369	$64,138
Leasehold improvements	19,212	19,212
Vehicles	9,729	9,729
Furniture and fixtures	1,009	1,009
Building	38,572	38,572
Land	11,907	11,907
Computer hardware and software	73	73
Construction in progress	163	—
	145,034	144,640
Less: accumulated depreciation and amortization	(66,215)	(63,481)
Total property and equipment, net	$78,819	$81,159

Depreciation and amortization expense is reported within general and administrative expense, except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.

For the three months ended March 31, 2026 and 2025, depreciation and amortization expense reported within general and administrative expense was $1,167,000 and $1,132,000, respectively, and depreciation expense reported within cost of goods sold was $1,567,000 and $1,549,000, respectively.

5. Goodwill

The following table summarizes the activity in the Company's goodwill from December 31, 2025 to March 31, 2026:

(in thousands)
Balance at December 31, 2025	$3,510
Goodwill acquired	—
Balance at March 31, 2026	$3,510

6. Line of Credit

Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the "Loan Agreement"), the Company has a line of credit with a maximum borrowing capacity of $20,000,000 (the "Line of Credit") secured by the Company’s assets. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. The Company is required to comply with certain financial covenants, including a minimum current ratio, minimum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and a minimum fixed charge coverage ratio. As of both March 31, 2026 and December 31, 2025, the Company was in compliance with the financial covenants under the Line of Credit.

On March 3, 2025, the Company amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40,000,000 and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20,000,000, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, August 21, 2025, and October 3, 2025, the Company entered into three separate amendments of the Line of Credit, increasing the standby letter of credit sub-limit, respectively, from $5,000,000 to $7,500,000, from $7,500,000 to $10,000,000, and from $10,000,000 to $15,000,000. As of March 31, 2026 and December 31, 2025, the Company had no borrowings outstanding under the Line of Credit.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amount issued under the standby letter of credit was $12,313,000 as of both March 31, 2026 and December 31, 2025. As of March 31, 2026, the maximum remaining amount that could be borrowed under the Line of Credit was $7,687,000.

7. Accrued Expenses

The following table summarizes information related to accrued expense liabilities:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued miscellaneous expenses	$1,841	$1,870
Accrued payroll	1,212	622
Accrued ocean freight and other import costs	3,625	4,011
Accrued sale and use taxes	1,267	1,222
Accrued professional services fees	659	619
Accrued vacation and sick pay	1,177	855
Accrued property tax	340	1,190
Accrued shipping expense	2,028	1,844
Accrued sales discount expense	799	1,133
Accrued interest expense	79	94
Total accrued expenses	$13,027	$13,460

8. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2026	December 31, 2025
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
	$12,017	$12,258
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
	23,448	23,623
Long-term debt	35,465	35,881
Less: unamortized loan fees	(63)	(78)
Less: current portion	(12,714)	(12,941)
Long-term debt, net of current portion	$22,688	$22,862

At March 31, 2026, future maturities are:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
2026 (remainder)	$12,541
2027	22,924
$35,465

The Company was in compliance with all of its financial covenants as of both March 31, 2026 and December 31, 2025.

The 2026 Term Loan matures on September 30, 2026. As of March 31, 2026, the entire remaining balance of $12,017,000 is included in the long-term debt, current portion on the condensed consolidated balance sheet. The Company intends to repay the 2026 Term Loan at maturity using available liquidity, which includes $28,680,000 in cash and cash equivalents and $5,744,000 in short-term investments as of March 31, 2026.

9. Stockholders' Equity

On November 5, 2025, the Company’s Board of Directors approved a Share Repurchase Program (the "Share Repurchase Program") of up to $15,000,000 of its common stock. Under the Share Repurchase Program, the Company may repurchase shares through open market transactions, through privately negotiated transactions, or pursuant to a trading plan separately adopted in the future, subject to the requirements of the Securities Exchange Act of 1934, as amended. The Share Repurchase Program has no set expiration date, and may be suspended, modified or discontinued at any time. During the three months ended March 31, 2026, the Company did not make any repurchases of its common stock. As of March 31, 2026, the Company had approximately $12,014,000 of remaining authorization for purchases under the Share Repurchase Program.

In January 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the "Plan"). As of March 31, 2026, a total of 1,193,517 shares of common stock were available for further award grants under the Plan. For the three months ended March 31, 2026 and 2025, the Company recognized a total of $242,000 and $346,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally within three years for both the restricted stock units and stock options.

Stock Options

A summary of the Company’s stock option activity under the Plan for the three months ended March 31, 2026 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	287,467	$18.56	5.8	$1,152
Exercised	(1,600)	18.86
Outstanding at March 31, 2026	285,867	$18.56	5.6	$2,675
Vested and expected to vest at March 31, 2026	285,867	$18.56	5.6	$2,675
Exercisable at March 31, 2026	285,867	$18.56	5.6	$2,675

There were no stock options granted during the three months ended March 31, 2026. At March 31, 2026, all stock options granted under the Plan were fully vested and exercisable.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on March 31, 2026 and December 31, 2025, respectively, multiplied by the number of shares per each option.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

A summary of the Company’s unvested restricted stock units' activity under the Plan for the three months ended March 31, 2026 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	43,500	$28.53
Granted	84,000	22.34
Unvested at March 31, 2026	127,500	$24.45

At March 31, 2026, total remaining stock-based compensation cost for unvested restricted stock units was approximately $1,936,000. The cost is expected to be recognized over a weighted-average period of 1.4 years.

10. Earnings Per Share

(a)Basic

Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,741	$6,409
Weighted average number of common shares outstanding	19,963	20,037
Basic earnings per share	$0.34	$0.32

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

The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$6,741	$6,409
Weighted average number of common shares outstanding	19,963	20,037
Dilutive shares
Stock options and restricted stock units	110	162
Adjusted weighted average number of common shares	20,073	20,199
Diluted earnings per share	$0.34	$0.32

For the three months ended March 31, 2026 and 2025, a total of 18,666 and 0 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Leases

The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease expense	$3,492	$3,046
Short-term lease expense	456	648
Variable lease expense	459	316
Total lease expense	$4,407	$4,010

For the three months ended March 31, 2026 and 2025, rent expense included in operating expenses was $3,590,000 and $3,190,000, respectively, and rent expense included in cost of goods sold was $817,000 and $820,000, respectively.

The following table presents supplemental information related to operating leases:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term	3.24 years	3.47 years
Weighted average discount rate	7.0%	6.9%

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$10,457
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$3,636	$3,145

As of March 31, 2026, future lease payments under operating leases were as follows:

(in thousands)
2026 (remainder)	$10,959
2027	13,767
2028	12,915
2029	7,567
2030	715
Thereafter	53
Total lease payments	45,976
Less: imputed interest	(4,826)
Total lease liability balance	$41,150

Global Wells has been the landlord under an operating lease agreement with an unrelated party since September 2020. On February 28, 2025, the lease agreement between Global Wells and the tenant was terminated and effective March 1, 2025, Global Wells entered into a new six-year operating lease agreement ending on February 28, 2031 with a different unrelated party that generates monthly rental payments from $87,000 to $101,000. The expected rental income is $846,000 for the remaining nine months of the year ending December 31, 2026, $1,128,000 per annum over the next four years, and $188,000 for the year ending December 31, 2031.

12. Related Party Transactions

Keary Global Group, Ltd. ("Keary Global") owns 250,004 shares of the Company's common stock as of March 31, 2026, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and its affiliate, Keary International, Ltd. ("Keary International"), are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has an ongoing agreement (the "Procurement Agreement") with Keary Global, which was amended and restated on June 26, 2025 to clarify the responsibilities of both parties under the Procurement Agreement. At March 31, 2026 and December 31, 2025, the Company has accounts payable due to Keary Global of $5,462,000 and $4,672,000, respectively. Purchases for the three months ended March 31, 2026 and 2025 from Keary Global were $9,166,000 and $10,340,000, respectively.

On June 26, 2025, the Company renewed the New Jersey Lease with Global Wells, extending the lease term for an additional five years to August 31, 2030. Under this lease renewal, monthly base lease payments range from $122,000 to $140,000 after an initial rent abatement period.

13. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company's income tax expense was $2,241,000 and $2,121,000, respectively, with an effective tax rate of 23.9% and 23.7%, respectively. For both the three months ended March 31, 2026 and 2025, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes and the non-taxable non-controlling interest income.

In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of March 31, 2026, the Company did not record any valuation allowance.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes, primarily timing differences with no net impact, were incorporated in the income tax provision for the period ended March 31, 2026.

The Company remains subject to IRS examination for the 2022 through 2024 tax years. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various jurisdictions for the 2021 through 2024 tax years. The Company continues to work with the IRS relating to the 2016 and 2017 tax years and does not expect a material impact to the financial statements. In October 2025, the Company received a notice from the IRS that its 2023 federal income tax return was selected for examination. The examination remains in its early stages, and no issues have been raised by the IRS to date. As of both March 31, 2026 and December 31, 2025, the Company did not have any unrecognized tax benefit.

14. Commitments and Contingencies

In May 2023, the Company received a Notice of Investigations and Interim Measures stating that U.S. Customs and Border Protection ("CBP") had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. On March 19, 2024, the Company submitted a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, the Company started to receive bills related to certain of its thermal paper shipments. During the year ended December 31, 2025, the Company submitted protests of certain bills received with CBP, and received its determination on all submitted protests as of April 3, 2026. The Company made total payments of $1,909,000 related to certain shipments under the investigation for the year ended December 31, 2025 and no payment for the three months ended March 31, 2026. Payments on bills received are currently due as all submitted protests are resolved. However, the Company is also evaluating other appeal options. The Company maintains a liability reserve, representing the total estimated probable loss from the investigation plus accrued interest, of $1,504,000 and $1,720,000 as of March 31, 2026

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and December 31, 2025, respectively. The amount of the final payments could vary significantly from the estimated liability reserve.

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

15. Segment Report

The Company operates and evaluates its business as a single reportable segment. The following is the summary of the financial information for the Company’s reportable segment:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net sales	$116,947	$103,624
Less (add):
Cost of goods sold	75,421	62,862
Shipping and transportation	10,217	10,616
Salaries and benefits	9,658	9,065
Professional services	1,350	1,438
Depreciation and amortization	1,173	1,139
Rent expense	3,305	2,750
Marketing expense	1,347	1,518
Online platform fees	1,542	2,221
Warehouse expense	1,258	939
Stock-based compensation	242	346
Gain, net, on disposal of property	—	(17)
Interest expense	409	509
Provision for income taxes	2,241	2,121
Other segment expenses*	2,970	2,927
Interest income	(286)	(566)
Other income, net	(1,041)	(1,059)
Segment net income	7,141	6,815
Reconciliation of segment net income to consolidated net income
Adjustments and reconciling items	—	—
Consolidated net income	$7,141	$6,815
* Other segment expenses include property taxes, insurance expenses, office expenses, bad debt expenses, and utilities.

There are no changes in the basis of segmentation or measurement of segment profit or loss since December 31, 2025. The Company’s long-lived assets are almost entirely located in the United States, and similarly its revenues are almost entirely generated in the United States. Additionally, the segment assets are the same as the assets reported on the condensed consolidated balance sheets.

16. Subsequent Events

On February 20, 2026, the U.S. Supreme Court held that certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. The case was remanded to the U.S. Court of International Trade (the "CIT") for further instructions regarding the refund of all IEEPA tariffs paid by importers of record. On April 20, 2026, CBP launched a new electronic system entitled Consolidated Administration and Processing of Entries ("CAPE") system to automate refunds for IEEPA tariffs paid by importers, following the order issued by the CIT. The Company has completed the process of reviewing its import data, and determined that it has paid a total of

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$26.0 million of IEEPA tariffs during the year ended December 31, 2025 and the first two months of 2026. The Company has submitted refund claims totaling $25.8 million through CAPE, representing claims for IEEPA tariffs paid on all entries that were not yet liquidated or were liquidated within 80 days of submission with CAPE, currently eligible to be automatically refunded through CAPE, upon CBP's approval of the claims. The Company continues to closely monitor the status of its submitted claims, and evaluate the probability and estimated amount of potential refunds. The financial impact of these events is uncertain, as it is unclear whether the current U.S. presidential administration will appeal the ruling of the CIT, whether the Company's submitted claims will be approved by CBP, and to what extent IEEPA tariffs will be refunded by CBP. No tariff refund receivables have been recorded in the accompanying condensed consolidated financial statements.

On May 5, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company's common stock, which will be paid on or about May 28, 2026 to shareholders of record at the close of business on May 21, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, business strategies, growth strategies and initiatives, future revenues and future performance and expected costs and liabilities are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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

•our ability to attract and retain skilled personnel and senior management; and

•other risks and uncertainties described in “Risk Factors" as set forth in Item I, Part 1A, “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (the "SEC") on March 13, 2026 (the "2025 Form 10-K").

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

We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of our vendors' products complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in an evolving economic environment to drive operating efficiency and sustained margin expansion. We have strengthened our supply chain resilience and efficiency by prioritizing strong partnerships with reliable and cost-efficient sources and diversifying sourcing to countries with more favorable trade conditions and minimal tariffs in a dynamic global trade landscape. This has enabled us to expand our supplier base, minimize reliance on individual suppliers, enhance the resilience of our supply chain, expand our margin and improve our operating cash flows.

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

Business Highlights and Trends

•We continue to realign our global supply chain within a dynamic global trade environment. We increased domestic purchases to 18.3% from 13.8% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and diversified sourcing to countries with more favorable trade conditions. Specifically, we reduced sourcing from Taiwan from 53.7% to 46.3% and from China from 18.4% to 11.3% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, respectively. Further, we increased our purchases from Malaysia and Vietnam from an aggregate of 12.2% to 17.2% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

•We recorded quarterly net sales of $116.9 million for the three months ended March 31, 2026, an increase of 12.9% in amount and 10.4% in volume, compared to the three months ended March 31, 2025.

•Our gross margin was 35.5% for the three months ended March 31, 2026, a decrease of 380 basis points compared to the three months ended March 31, 2025, reflecting the expected unfavorable impact from higher tariffs.

•We recorded quarterly net income of $7.1 million for the three months ended March 31, 2026, an increase of 4.8% compared to the three months ended March 31, 2025.

•Our net income margin was 6.1% for the three months ended March 31, 2026, a decrease of 50 basis points compared to the three months ended March 31, 2025.

•We generated $7.2 million in net cash from operating activities for the three months ended March 31, 2026, a decrease of 6.9% compared to the three months ended March 31, 2025.

•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $12.5 million for the three months ended March 31, 2026, an increase of 4.8% compared to the three months ended March 31, 2025.

•Our Adjusted EBITDA margin, a non-GAAP measure defined below, was 10.7% for the three months ended March 31, 2026, a decrease of 80 basis points compared to the three months ended March 31, 2025.

•As of March 31, 2026, we had financial liquidity of $36.4 million, consisting of $28.7 million in cash and cash equivalents and $7.7 million in availability under Line of Credit. In addition, we had $5.7 million in short-term investments as of March 31, 2026.

•On May 5, 2026, our Board of Directors declared another quarterly cash dividend of $0.45 per share on our common stock, which will be paid on or about May 28, 2026 to shareholders of record at the close of business on May 21, 2026.

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

•U.S. foreign trade policy continues to evolve, such as the imposition of tariffs on imports from China and other countries. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to continue to strengthen our global supply chain, whether any previously imposed tariffs are removed and whether we can implement procedures to mitigate the impact from the tariffs.

•The cost of raw materials used to manufacture our products, including polyethylene terephthalate, or PET, plastic resin, aluminum, and paper boards, may continue to fluctuate, and the availability and cost of such raw materials are subject to global geopolitical risks. Since negotiated sales contracts and the market largely determine the pricing for our products, we are, at times, limited in our ability to raise prices and pass through any impacts of inflation on our costs. There can also be lags between cost inflation and the implementation of price increases, which could negatively impact our gross margin. Conversely, periods of deflation, where raw material costs decrease, may create pricing pressure and start price wars, potentially requiring us to lower prices, which could also affect our gross margin. Additionally, the availability of raw materials may affect our suppliers’ ability to manufacture products and may limit the volume of products we are able to import, which in turn could impact our ability to meet customer demand. We believe price fluctuations and the availability of raw materials will have either a positive or a negative impact on our results of operations in the future, depending on whether raw material costs increase or decrease, whether we can successfully implement price adjustments to maintain gross margin and whether we can effectively realign our global supply chain to mitigate disruptions and support product availability.

•Supply chain effectiveness could have a long-lasting impact on our operations and financial results. We believe this trend will have either a positive or a negative impact on our results of operations, depending on whether we are able to manage our global supply chain effectively, including the accurate forecast of demand, the successful procurement and transportation of raw materials and products, and the effective management of our inventory, production and distribution.

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

There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Estimates” in Item 7 of Part II of our 2025 Form 10-K.

Results of Operations

The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net sales	$116,947	$103,624
Cost of goods sold	75,421	62,862
Gross profit	41,526	40,762
Operating expenses	33,062	32,942
Operating income	8,464	7,820
Other income, net	918	1,116
Provision for income taxes	2,241	2,121
Net income	$7,141	$6,815

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net sales

Net sales were $116.9 million for the three months ended March 31, 2026 compared to $103.6 million for the three months ended March 31, 2025, an increase of $13.3 million, or 12.9%. The sales growth was primarily driven by an increase of $12.1 million in volume and product mix, as well as a $2.0 million favorable year-over-year pricing comparison, partially offset by a decrease of $0.8 million in shipping and logistics revenue.

Cost of goods sold

Cost of goods sold was $75.4 million for the three months ended March 31, 2026 compared to $62.9 million for the three months ended March 31, 2025, an increase of $12.6 million, or 20.0%. Product costs increased $5.2 million primarily due to sales volume growth. Import costs, including duty and tariffs and ocean freight, increased $7.3 million primarily as a result of higher import duty and tariffs, which increased from $3.4 million for the three months ended March 31, 2025 to $10.5 million for the three months ended March 31, 2026.

Gross profit

Gross profit was $41.5 million for the three months ended March 31, 2026 compared to $40.8 million for the three months ended March 31, 2025, an increase of $0.8 million, or 1.9%. Gross margin was 35.5% for the three months ended March 31, 2026 compared to 39.3% for the three months ended March 31, 2025, a decrease of 380 basis points. Gross margin was negatively impacted by rising import costs, as discussed above, which as a percentage of net sales increased to 13.8% during the three months ended March 31, 2026 from 8.6% during the three months ended March 31, 2025. This erosion in margin was partially offset by a decrease in product costs as a percentage of net sales from 49.5% during the three months ended March 31, 2025 to 48.4% during the three months ended March 31, 2026, demonstrating the effectiveness of our diversified sourcing strategy and benefiting from favorable product mix and pricing. Inventory adjustments as a percentage of net sales also increased to 0.3% of inventory write-offs during the three months ended March 31, 2026 from 0.1% of inventory recovery during the three months ended March 31, 2025.

Operating expenses

Operating expenses were $33.1 million for the three months ended March 31, 2026 compared to $32.9 million for the three months ended March 31, 2025, an increase of $0.1 million, or 0.4%. Rent expense increased $0.6 million primarily due to the opening of a new Chino distribution center in March 2025. Salaries and benefits also increased $0.6 million during the three months ended March 31, 2026. These increases were partially offset by a decrease in online platform fees of $0.7 million due to a shift away from third-party order fulfillments of online orders and a decrease in shipping and transportation costs of $0.4 million during the three months ended March 31, 2026 primarily due to decrease in online shipping rates.

Operating income

Operating income was $8.5 million for the three months ended March 31, 2026 compared to $7.8 million for the three months ended March 31, 2025, an increase of $0.6 million, or 8.2%. The increase was due to an increase in gross profit of $0.8 million, partially offset by an increase in operating expenses of $0.1 million, as discussed above.

Other income, net

Other income, net was $0.9 million for the three months ended March 31, 2026 compared to $1.1 million for the three months ended March 31, 2025, a decrease of $0.2 million, or 17.7%. The decrease was driven primarily by a decrease in interest income of $0.3 million due to lower invested balances in certificates of deposit during the three months ended March 31, 2026.

Provision for income taxes

Provision for income taxes was $2.2 million for the three months ended March 31, 2026 compared to $2.1 million for the three months ended March 31, 2025, an increase of $0.1 million, or 5.7%. The Company’s effective tax rate was 23.9% for the three months ended March 31, 2026 compared to 23.7% for the three months ended March 31, 2025, primarily due to the change in non-taxable non-controlling interest income.

Net income

Net income was $7.1 million for the three months ended March 31, 2026 compared to $6.8 million for the three months ended March 31, 2025, an increase of $0.3 million, or 4.8%. The increase was primarily driven by an increase of $0.6 million in operating income, partially offset by a decrease of $0.2 million in other income, net, and an increase of $0.1 million in provision for income taxes, as discussed above.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

Reconciliation of Adjusted EBITDA (unaudited)	Three Months Ended March 31,
	2026		2025
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$7,141	6.1%	$6,815	6.6%
Add (deduct):
Interest income	(286)	(0.2)	(566)	(0.5)
Interest expense	409	0.3	509	0.5
Provision for income taxes	2,241	1.9	2,121	2.0
Depreciation and amortization	2,741	2.4	2,688	2.6
Stock-based compensation expense	242	0.2	346	0.3
Adjusted EBITDA	$12,488	10.7%	$11,913	11.5%

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

Set forth below is a reconciliation of net cash provided by operating activities to Free Cash Flow:

Reconciliation of Free Cash Flow (unaudited)	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$7,191	$7,726
Deduct:
Purchases of property and equipment	(565)	(107)
Deposits paid for property and equipment	(333)	(989)
Free Cash Flow	$6,293	$6,630

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of liquidity are cash provided by operations, borrowings under our line of credit with the Hanmi Bank (the "Line of Credit"), and promissory notes. On an annual basis, we have typically generated positive cash flows from operations. Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on global economic conditions and our ability to navigate the challenging macro environment at times.

As described in Note 6 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes and is secured by our assets. It consists of a revolving loan facility and a standby letter of credit sub-limit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 3, 2025, we amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40.0 million and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20.0 million, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, August 21, 2025, and October 3, 2025, the Company entered into three separate amendments of the Line of Credit, increasing the standby letter of credit sub-limit, respectively, from $5,000,000 to $7,500,000, from $7,500,000 to $10,000,000, and from $10,000,000 to $15,000,000. As of March 31, 2026, the amount issued under the standby letter of credit was $12.3 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $7.7 million.

As described in Note 8 — Long-Term Debt to the condensed consolidated financial statements, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the "2027 Term Loan"). The 2027 Term Loan had an initial balance of $20.7 million and an option to request additional advances up to a maximum of $8.0 million through June 30, 2023, which we exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On September 5, 2025, we made an early payment of $3.5 million to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio.

Additionally, as of March 31, 2026, we have a $23.0 million term loan that matures September 30, 2026 (the "2026 Term Loan"). The 2026 Term Loan had an initial balance of $16.1 million and an option to request additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On December 18, 2025, we made an early payment of $8.0 million to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. As of March 31, 2026, the entire remaining balance of $12.0 million is included in the long-term debt, current portion on the condensed consolidated balance sheet. We intend to repay the 2026 Term Loan at maturity using our available liquidity, which includes $28.7 million in cash and cash equivalents and $5.7 million in short-term investments as of March 31, 2026.

As of March 31, 2026, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of March 31, 2026, we had no borrowings outstanding under the Line of Credit, $23.4 million in outstanding balance under the 2027 Term Loan, and $12.0 million in outstanding balance under the 2026 Term Loan.

As discussed in Note 14 — Commitments and Contingencies to the condensed consolidated financial statements, on February 5, 2024, we received a Notice of Determination from U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we submitted a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, we started to receive bills related to certain of our thermal paper shipments. During the year ended December 31, 2025, we submitted protests of certain bills received with CBP, and received its determination on all submitted protests as of April 3, 2026. We made total payments of $1,909,000 related to certain shipments under the investigation for the year ended December 31, 2025 and no payment for the three months ended March 31, 2026. Payments on bills received are currently due as all submitted protests are resolved. Although we have an import duty liability reserve of $1.5 million as of March 31, 2026, the amount of the final payments could vary significantly from the estimated liability reserve.

As described in Note 16 — Subsequent Events to the condensed consolidated financial statements, on February 20, 2026, the U.S. Supreme Court held that certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. The case was remanded to the U.S. Court of International Trade (the "CIT") for further instructions regarding the refund of all IEEPA tariffs paid by importers of record. On April 20, 2026, CBP launched a new electronic system entitled Consolidated Administration and Processing of Entries ("CAPE") system to automate refunds for IEEPA tariffs paid by importers, following the order issued by the CIT. We have completed the process of reviewing our import data, and determined that we have paid a total of $26.0 million of IEEPA tariffs during the year ended December 31, 2025 and the first two months of 2026. As of April 20, 2026, we have successfully submitted refund claims totaling $25.8 million within CAPE, representing refund claims for all IEEPA tariffs paid on all entries that were not yet liquidated or were liquidated within 80 days of submission with CAPE, currently eligible to be automatically refunded through CAPE, upon CBP's approval of the claims. We continue to closely monitor the status of our submitted claims, and evaluate the probability and estimated amount of potential refunds. The financial impact of these events is uncertain, as it is unclear to whether the current U.S. presidential administration will appeal the ruling of the CIT, whether our submitted claims will be approved by CBP, and to what extent IEEPA tariffs will be refunded by CBP. No tariff refund receivables have been recorded in the accompanying condensed consolidated financial statements as of March 31, 2026.

Additionally, on May 5, 2026 our Board of Directors declared another regular quarterly cash dividend of $0.45 per share on our common stock, which will be paid on or about May 28, 2026 to shareholders of record at the close of business on May 21, 2026. Prior to this, we paid out regular quarterly cash dividends totaling $9.0 million in the current fiscal year.

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

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisition, we may seek to sell additional equity securities, renew and increase use of the Line of Credit, and acquire additional debt. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness. Notwithstanding the potential liquidity challenges described above, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Liquidity Position

The following table summarizes total current assets, liabilities and working capital at March 31, 2026 compared to December 31, 2025:

	March 31, 2026	December 31, 2025	Change
	(in thousands)
Current assets	$161,036	$161,188	$(152)
Current liabilities	70,351	70,220	131
Working capital	$90,685	$90,968	$(283)

As of March 31, 2026, we had working capital of $90.7 million compared to $91.0 million as of December 31, 2025, representing a decrease of $0.3 million, or 0.3%, driven by a decrease of $0.2 million in current assets partially offset by an increase of $0.1 million in current liabilities. The decrease in current assets was primarily driven by a decrease in cash and cash equivalents and short-term investments of $3.5 million, a decrease in inventories of $1.7 million, and a decrease in prepaid expenses and other current assets of $0.9 million, partially offset by an increase in accounts receivable of $5.9 million as a result of stronger sales in March 2026 compared to December 2025. The increase in current liabilities was primarily driven by an increase in income tax payable of $1.3 million and an increase in deferred revenue of $0.5 million, partially offset by a decrease in accounts payable and related party payables of $1.3 million and a decrease in accrued expenses of $0.4 million.

Cash Flows

The following table summarizes cash flow for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$7,191	$7,726
Net cash (used in) provided by investing activities	(6,884)	3,533
Net cash used in financing activities	(9,507)	(10,370)
Net change in cash and cash equivalents	$(9,200)	$889

Cash flows provided by operating activities. Net cash provided by operating activities was $7.2 million for the three months ended March 31, 2026, primarily the result of net income of $7.1 million, adjusted for certain non-cash items totaling $6.5 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, stock-based compensation, and allowance for bad debt and inventory adjustments. In addition, cash decreased by $6.5 million from changes in working capital, primarily resulted from a decrease of $6.2 million from an increase in accounts receivable due to higher sales and a decrease of $2.9 million from a reduction in operating lease liabilities, partially offset by an increase of $1.3 million from a reduction in inventory purchases and an increase of $1.3 million from the increase in income tax payable.
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

Cash flows (used in) provided by investing activities. Net cash used in investing activities was $6.9 million for the three months ended March 31, 2026, which primarily included $5.7 million in purchases of short-term investments and $0.6 million in purchases of property and equipment.
Net cash provided by investing activities was $3.5 million for the three months ended March 31, 2025, which primarily included $12.7 million in redemptions of short-term investments, partially offset by $8.1 million in purchases of short-term investments, and $1.0 million of deposits paid for the purchase of property and equipment.

Cash flows used in financing activities. Net cash used in financing activities was $9.5 million for the three months ended March 31, 2026, which primarily included $9.0 million of cash dividends paid to shareholders and $0.4 million of payments towards long-term debt.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in the 2025 Form 10-K, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
10.1+
Second Amendment to Employment Agreement, dated March 11, 2026, between Karat Packaging Inc. and Jian Guo, Chief Financial Officer. (Incorporated by reference to Exhibit 10.35 from the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2026)

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

DATE: May 8, 2026	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)