Form 10-Q
period 2026-06-30
Karat Packaging Inc.
filed 2026-08-07
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on August 4, 2026 was 19,931,721 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents (including $1,350 and $1,488 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively)	$38,399	$37,880
Short-term investments	15,744	—
Accounts receivable, net of allowance for bad debt of $1,009 and $581 at June 30, 2026 and December 31, 2025, respectively (including $0 and $4 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively)	49,208	36,402
Inventories	89,085	81,682
Prepaid expenses and other current assets (including $322 and $314 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively)	6,906	5,224
Total current assets	199,342	161,188
Property and equipment, net (including $41,152 and $41,758 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively)	77,418	81,159
Goodwill	3,510	3,510
Intangible assets, net	260	273
Operating right-of-use assets	34,800	40,299
Deferred tax assets	255	255
Other non-current assets (including $98 and $68 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively)	1,228	1,002
Total assets	$316,813	$287,686

	June 30, 2026	December 31, 2025
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $0 and $97 associated with variable interest entity as of June 30, 2026 and December 31, 2025, respectively)	$33,997	$26,323
Accrued expenses (including $324 and $535 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively)	15,940	13,460
Related party payable	7,390	4,672
Income taxes payable	5,705	—
Deferred revenue	1,054	713
Long-term debt, current portion (including $12,084 and $12,941 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively)	12,084	12,941
Operating lease liabilities, current portion	12,270	11,982
Other current liabilities (including $43 and $49 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively)	111	129
Total current liabilities	88,551	70,220
Deferred tax liabilities	2,936	2,936
Long-term debt, net of current portion and debt discount of $46 and $78 at June 30, 2026 and December 31, 2025, respectively (including $22,518 and $22,862 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively, and debt discount of $46 and $78 associated with variable interest entity at June 30, 2026 and December 31, 2025, respectively)	22,518	22,862
Operating lease liabilities, net of current portion	25,843	32,074
Other non-current liabilities (including $1,208 and $1,224 associated with variable interest entity at June 30, 2026 and December 31, 2025 respectively)	2,690	2,724
Total liabilities	142,538	130,816
Commitments and Contingencies (Note 14)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, as of both June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,156,605 and 19,922,721 shares issued and outstanding, respectively, as of June 30, 2026 and 20,122,505 and 19,962,131 shares issued and outstanding, respectively, as of December 31, 2025	20	20
Additional paid in capital	91,807	90,939
Treasury stock, $0.001 par value, 233,884 and 160,374 shares as of June 30, 2026 and December 31, 2025, respectively	(5,249)	(3,246)
Retained earnings	79,893	61,704
Total Karat Packaging Inc. stockholders’ equity	166,471	149,417
Noncontrolling interest	7,804	7,453
Total stockholders’ equity	174,275	156,870
Total liabilities and stockholders’ equity	$316,813	$287,686
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$136,302	$123,986	$253,249	$227,610
Cost of goods sold	59,142	74,879	134,563	137,741
Gross profit	77,160	49,107	118,686	89,869
Operating expenses
Selling expenses	17,544	13,716	30,480	28,127
General and administrative expenses (including $675 and $785 associated with variable interest entity for the three months ended June 30, 2026 and 2025, respectively; $1,316 and $1,462 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	21,954	19,124	42,080	37,672
Loss (gain), net, on disposal of property and equipment	60	(283)	60	(300)
Total operating expenses	39,558	32,557	72,620	65,499
Operating income	37,602	16,550	46,066	24,370
Other income (expenses)
Rental income (including $362 and $361 associated with variable interest entity for the three months ended June 30, 2026 and 2025, respectively; $719 and $807 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	716	755	1,414	1,531
Other income (expenses), net (including $0 associated with variable interest entity for both the three months ended June 30, 2026 and 2025; $76 and $0 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	53	(82)	144	(38)
(Loss) gain on foreign currency transactions	(81)	(2,867)	171	(2,628)
Interest income (including $2 and $85 associated with variable interest entity for the three months ended June 30, 2026 and 2025, respectively; $5 and $311 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	1,161	676	1,447	1,242
Interest expense (including ($381) and ($509) associated with variable interest entity for the three months ended June 30, 2026 and 2025, respectively; ($761) and ($1,009) associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	(425)	(521)	(834)	(1,030)
Total other income (expenses), net	1,424	(2,039)	2,342	(923)
Income before provision for income taxes	39,026	14,511	48,408	23,447
Provision for income taxes	9,377	3,459	11,618	5,580
Net income	29,649	11,052	36,790	17,867
Net income attributable to noncontrolling interest	318	118	718	524
Net income attributable to Karat Packaging Inc.	$29,331	$10,934	$36,072	$17,343
Basic and diluted earnings per share:
Basic	$1.47	$0.55	$1.81	$0.87
Diluted	$1.46	$0.54	$1.80	$0.86
Weighted average common shares outstanding, basic	19,948,690	20,058,247	19,955,917	20,047,436
Weighted average common shares outstanding, diluted	20,107,051	20,191,111	20,090,225	20,194,942

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	20,059,505	$20	(23,000)	$(248)	$89,457	$66,340	$155,569	$6,630	$162,199
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,017)	(9,017)	—	(9,017)
Stock-based compensation	—	—	—	—	346	—	346	—	346
Global Wells membership interest tax withholding	—	—	—	—	—	—	—	(132)	(132)
Net income	—	—	—	—	—	6,409	6,409	406	6,815
Balance, March 31, 2025	20,059,505	$20	(23,000)	$(248)	$89,803	$63,732	$153,307	$6,904	$160,211
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,031)	(9,031)	—	(9,031)
Issuance of common stock upon vesting of restricted stock units	35,800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	445	—	445	—	445
Exercise of stock options	10,350	—	—	—	195	—	195	—	195
Global Wells membership interest tax withholding	—	—	—	—	—	(3)	(3)	(163)	(166)
Net income	—	—	—	—	—	10,934	10,934	118	11,052
Balance, June 30, 2025	20,105,655	$20	(23,000)	$(248)	$90,443	$65,632	$155,847	$6,859	$162,706

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	20,122,505	$20	(160,374)	$(3,246)	$90,939	$61,704	$149,417	$7,453	$156,870
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(8,983)	(8,983)	—	(8,983)
Stock-based compensation	—	—	—	—	242	—	242	—	242
Exercise of stock options	1,600	—	—	—	30	—	30	—	30
Global Wells membership interest tax withholding	—	—	—	—	—	—	—	(127)	(127)
Net income	—	—	—	—	—	6,741	6,741	400	7,141
Balance, March 31, 2026	20,124,105	$20	(160,374)	$(3,246)	$91,211	$59,462	$147,447	$7,726	$155,173
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(8,970)	(8,970)	—	(8,970)
Issuance of common stock upon vesting of restricted stock units	32,500	—	—	—	—	—	—	—	—
Repurchases of common stock, including excise tax	—	—	(73,510)	(2,003)	—	—	(2,003)	—	(2,003)
Stock-based compensation	—	—	—	—	596	—	596	—	596
Global Wells membership interest tax withholding	—	—	—	—	—	70	70	(240)	(170)
Net income	—	—	—	—	—	29,331	29,331	318	29,649
Balance, June 30, 2026	20,156,605	$20	(233,884)	$(5,249)	$91,807	$79,893	$166,471	$7,804	$174,275

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$36,790	$17,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $606 and $607 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	5,468	5,366
Adjustments to allowance for bad debt	546	(48)
Adjustments to inventory reserve	68	60
Write-off of inventories	690	296
Loss (gain), net, on disposal of property and equipment	60	(300)
Amortization of loan fees (including $31 associated with variable interest entity for both the six months ended June 30, 2026 and 2025)	102	47
Unrealized loss from investment in publicly-traded equity securities	31	2
Stock-based compensation	838	791
Amortization of operating right-of-use assets	5,499	4,898
Government grant income (including ($16) associated with variable interest entity for both the six months ended June 30, 2026 and 2025)	(35)	(35)
(Increase) decrease in operating assets
Accounts receivable (including $4 and $0 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	(13,352)	(9,601)
Inventories	(8,161)	(18,413)
Prepaid expenses and other current assets (including ($7) and $32 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	(1,642)	(432)
Other non-current assets (including $31 and $4 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	(15)	(16)
Increase (decrease) in operating liabilities
Accounts payable (including ($97) and $100 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	8,174	15,576
Accrued expenses (including ($211) and $173 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	2,480	673
Related party payable	2,718	4,844
Income taxes payable	5,705	86
Deferred revenue	341	395
Operating lease liabilities	(5,943)	(4,646)
Other liabilities (including ($4) and $67 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	(17)	66
Net cash provided by operating activities	40,345	17,476

	Six Months Ended June 30,
	2026	2025
Cash flows from investing activities
Purchases of property and equipment	(621)	(274)
Proceeds from disposal of property and equipment	—	475
Deposits paid for property and equipment	(1,653)	(989)
Purchases of publicly-traded equity securities	(242)	(451)
Proceeds from disposal of publicly-traded equity securities	—	503
Purchases of short-term investments (including $0 and $7,982 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	(15,744)	(16,300)
Redemption of short-term investments (including $0 and $7,678 associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	—	18,200
Net cash (used in) provided by investing activities	(18,260)	1,164
Cash flows from financing activities
Payment of long-term debt (including ($1,232) and ($583) associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	(1,232)	(583)
Payments for lender fees	(111)	(62)
Proceeds from exercise of common stock options	30	195
Repurchase of common stock	(2,003)	—
Dividends paid to shareholders	(17,953)	(18,048)
Payment of Global Wells membership interest tax withholding (including ($382) and ($295) associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	(297)	(298)
Payment of Global Wells noncontrolling membership interest redemption gain tax withholding (including $0 and ($879) associated with variable interest entity for the six months ended June 30, 2026 and 2025, respectively)	—	(879)
Net cash used in financing activities	(21,566)	(19,675)
Net increase (decrease) in cash and cash equivalents	519	(1,035)
Cash and cash equivalents
Beginning of period	37,880	31,584
End of period	$38,399	$30,549
Supplemental disclosures of non-cash investing and financing activities:
Non-cash excise tax on share repurchases	$11	$—
Transfers from deposits to property and equipment	$1,653	$1,025
Non-cash purchases of property and equipment	$—	$37
Non-cash disposal of property and equipment	$—	$200
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,940	$5,491
Cash paid for interest	$732	$948
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

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026.

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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The International Emergency Economic Powers Act ("IEEPA") Tariff Refund Claims: On February 20, 2026, the U.S. Supreme Court held that certain tariffs previously imposed under IEEPA were unconstitutional. The case was remanded to the U.S. Court of International Trade for further instructions regarding the refund of all IEEPA tariffs paid by importers of record. In April 2026, the Company submitted refund claims with U.S. Customs and Border Protection related to eligible tariff payments made in prior periods. The Company has elected to apply the loss recovery guidance under FASB ASC 450 — Contingencies to account for the recognition of IEEPA tariff refunds. Refunds are recognized when deemed probable as a reduction of cost of goods sold when the related inventory has been sold, and any excess amount received associated with the refund is recognized as interest income.

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

Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 8 — Long-Term Debt for a description of the two term loans that Global Wells had with financial institutions as of June 30, 2026.

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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
interests are deducted from their equity balances, as shown in the condensed consolidated statements of stockholders’ equity.

Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers revenue disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three and six months ended June 30, 2026 and 2025, net sales disaggregated by customer type consist of the amounts shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Chains and distributors	$105,939	$97,165	$198,818	$177,835
Online	25,817	20,884	45,342	38,675
Retail	4,546	5,937	9,089	11,100
	$136,302	$123,986	$253,249	$227,610

•Chains and distributors revenue: National and regional chains revenue is derived from chain restaurants, supermarkets, and other businesses with multiple locations. Distributors revenue is derived from distributors across the U.S. that purchase the Company’s products for resale and distribution to restaurants, supermarkets, and other businesses. Chain accounts often order through their distribution partners. Revenue from transactions with chains and distributors is recognized at a point in time upon transfer of control of promised products to customers. Transfer of control typically occurs when the title and risk of loss pass to the customer.

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

In addition to product sales, the Company also generates revenue from logistics services, which is the transportation and delivery of shipping containers from ports to local retail customers. Logistics services revenue was classified under retail in net sales disaggregated by customer type table above and is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. During the three months ended June 30, 2026 and 2025, logistics services revenue was $679,000 and $1,349,000, respectively. During the six months ended June 30, 2026 and 2025, logistics services revenue was $1,444,000 and $2,622,000, respectively.

The Company’s contract liabilities consist primarily of rebates, sales incentives, cooperative advertising, and deferred revenue. As of June 30, 2026 and December 31, 2025, the Company had accrued $923,000 and $1,133,000, respectively, related to rebates, sales incentives, and cooperative advertising, included in accrued expenses in the condensed consolidated balance sheets. During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $31,000 and $39,000, respectively, related to previously deferred revenue at the beginning of each respective period. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $432,000 and $556,000, respectively, related to previously deferred revenue at the beginning of each respective period.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:

•At June 30, 2026, the Company had money market accounts and investments in publicly-traded equity securities classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.
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

The following table summarizes the Company’s fair value measurements by level at June 30, 2026 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$18,369	$11,224	$—
Short-term investments	—	15,744	—
Publicly-traded equity securities	211	—	—
Fair value, June 30, 2026	$18,580	$26,968	$—

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other current liabilities at June 30, 2026 and December 31, 2025 approximate fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 and $28,700,000 term loans that mature in September 2026 and July 2027, respectively (the "2026 Term Loan" and the "2027 Term Loan", respectively):

	June 30, 2026
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$11,366	$11,294
2027 Term Loan	23,236	23,238
	$34,602	$34,532

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$12,240	$12,040
2027 Term Loan	23,563	23,694
	$35,803	$35,734

The fair value of these financial instruments was determined using Level 2 inputs.

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. For the three and six months ended June 30, 2026, management concluded that an impairment of long-lived assets was not required. The Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition with the exception of a non-cash impairment of an operating ROU asset of $1,993,000 in the year ended December 31, 2024, resulting from the sublease of the Company's City of Industry warehouse in California.

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

3. Inventories

Inventories consist of the following:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$4,399	$4,442
Semi-finished goods	1,445	1,308
Finished goods	84,019	76,642
Subtotal	89,863	82,392
Less: inventory reserve	(778)	(710)
Total inventories	$89,085	$81,682

4. Property and Equipment

	June 30, 2026	December 31, 2025
	(in thousands)
Machinery and equipment	$64,574	$64,138
Leasehold improvements	19,212	19,212
Vehicles	10,599	9,729
Furniture and fixtures	1,009	1,009
Building	38,589	38,572
Land	11,907	11,907
Computer hardware and software	73	73
Construction in progress	387	—
Total property and equipment	146,350	144,640
Less: accumulated depreciation and amortization	(68,932)	(63,481)
Total property and equipment, net	$77,418	$81,159

Depreciation and amortization expense is reported within general and administrative expense, except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.

For the three months ended June 30, 2026 and 2025, depreciation and amortization expense reported within general and administrative expense was $1,175,000 and $1,138,000, respectively, and depreciation expense reported within cost of goods sold was $1,545,000 and $1,534,000, respectively. For the six months ended June 30, 2026 and 2025, depreciation and amortization expense reported within general and administrative expense was $2,342,000 and $2,270,000, respectively, and depreciation expense reported within cost of goods sold was $3,112,000 and $3,083,000, respectively.

5. Goodwill

The following table summarizes the activity in the Company's goodwill from December 31, 2025 to June 30, 2026:

(in thousands)
Balance at December 31, 2025	$3,510
Goodwill acquired	—
Balance at June 30, 2026	$3,510

6. Line of Credit

Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the "Loan Agreement"), the Company has a line of credit with a maximum borrowing capacity of $20,000,000 (the "Line of Credit") secured by the Company’s assets. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. The Company is required to comply with certain financial covenants, including a minimum current ratio, minimum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and a minimum fixed charge coverage ratio. As of both

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 and December 31, 2025, the Company was in compliance with the financial covenants under the Line of Credit.

On March 3, 2025, the Company amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40,000,000 and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20,000,000, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, August 21, 2025, October 3, 2025, and May 11, 2026, the Company entered into four separate amendments of the Line of Credit, increasing the standby letter of credit sub-limit, respectively, from $5,000,000 to $7,500,000, from $7,500,000 to $10,000,000, from $10,000,000 to $15,000,000, and from $15,000,000 to $18,000,000. As of both June 30, 2026 and December 31, 2025, the Company had no borrowings outstanding under the Line of Credit.

The amount issued under the standby letter of credit was $16,431,000 and $12,313,000 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the maximum remaining amount that could be borrowed under the Line of Credit was $3,569,000.

7. Accrued Expenses

The following table summarizes information related to accrued expense liabilities:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued miscellaneous expenses	$2,013	$1,734
Accrued payroll	801	622
Accrued ocean freight and other import costs	4,982	4,011
Accrued sale and use taxes	1,286	1,222
Accrued professional services fees	661	619
Accrued vacation and sick pay	1,202	855
Accrued property tax	622	1,190
Accrued shipping expense	2,750	1,844
Accrued sales discount expense	923	1,133
Accrued online platform fees	597	136
Accrued interest expense	103	94
Total accrued expenses	$15,940	$13,460

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
The 2026 Term Loan, with an initial balance of $16,115,000 and an option to request for additional advances up to a maximum of $6,885,000 through September 2022, which the Company exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On December 18, 2025 and April 24, 2026, the Company made early payments of $8,000,000 and $400,000, respectively, to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term.
	$11,372	$12,258
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
	23,276	23,623
Long-term debt	34,648	35,881
Less: unamortized loan fees	(46)	(78)
Less: current portion	(12,084)	(12,941)
Long-term debt, net of current portion	$22,518	$22,862

At June 30, 2026, future maturities are:

(in thousands)
2026 (remainder)	$11,724
2027	22,924
Total	$34,648

The Company was in compliance with all of its financial covenants as of both June 30, 2026 and December 31, 2025.

The 2026 Term Loan matures on September 30, 2026. As of June 30, 2026, the entire remaining balance of $11,372,000 is included in the long-term debt, current portion on the condensed consolidated balance sheet. The Company intends to repay the 2026 Term Loan at maturity using available liquidity, which includes $38,399,000 in cash and cash equivalents and $15,744,000 in short-term investments as of June 30, 2026.

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

A summary of the Company’s common stock that has been repurchased as part of the Share Repurchase Program for the three and six months ended June 30, 2026 is as follows:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Shares repurchased	74	—	74	—
Average price per share	$27.11	$—	$27.11	$—
Total investment	$1,993	$—	$1,993	$—

As of June 30, 2026, the Company had approximately $10,021,000 of remaining authorization for purchases under the Share Repurchase Program.

In January 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the "Plan"). As of June 30, 2026, a total of 1,136,267 shares of common stock were available for further award grants under the Plan. For the three months ended June 30, 2026 and 2025, the Company recognized a total of $596,000 and $445,000 in stock-based compensation expense, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized a total of $838,000 and $791,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally within three years for both the restricted stock units and stock options.

Stock Options

A summary of the Company’s stock option activity under the Plan for the six months ended June 30, 2026 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	287,467	$18.56	5.8	$1,152
Exercised	(1,600)	18.86
Outstanding at June 30, 2026	285,867	$18.56	5.3	$4,259
Vested and expected to vest at June 30, 2026	285,867	$18.56	5.3	$4,259
Exercisable at June 30, 2026	285,867	$18.56	5.3	$4,259

There were no stock options granted or forfeited during the six months ended June 30, 2026. At June 30, 2026, all stock options granted under the Plan were fully vested and exercisable.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on June 30, 2026 and December 31, 2025, respectively, multiplied by the number of shares per each option.

Restricted Stock Units

A summary of the Company’s unvested restricted stock units' activity under the Plan for the six months ended June 30, 2026 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	43,500	$28.53
Granted	141,250	23.92
Vested	(32,500)	29.27
Unvested at June 30, 2026	152,250	$24.10

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2026, total remaining stock-based compensation cost for unvested restricted stock units was approximately $2,842,000. The cost is expected to be recognized over a weighted-average period of 1.5 years.

10. Earnings Per Share

(a)Basic

Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$29,331	$10,934	$36,072	$17,343
Weighted average number of common shares outstanding	19,949	20,058	19,956	20,047
Basic earnings per share	$1.47	$0.55	$1.81	$0.87

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

The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$29,331	$10,934	$36,072	$17,343
Weighted average number of common shares outstanding	19,949	20,058	19,956	20,047
Dilutive shares
Stock options and restricted stock units	158	133	134	148
Adjusted weighted average number of common shares	20,107	20,191	20,090	20,195
Diluted earnings per share	$1.46	$0.54	$1.80	$0.86

For the three months ended June 30, 2026 and 2025, there were no potentially dilutive shares. For the six months ended June 30, 2026 and 2025, a total of 9,333 and 0 shares of potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.

11. Leases

The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease expense	$3,250	$3,540	$6,742	$6,586
Short-term lease expense	646	495	1,102	1,143
Variable lease expense	415	434	874	750
Total lease expense	$4,311	$4,469	$8,718	$8,479

For the three months ended June 30, 2026 and 2025, rent expense included in operating expenses was $3,464,000 and $3,755,000, respectively, and rent expense included in cost of goods sold was $847,000 and $714,000, respectively. For the six months ended June 30, 2026 and 2025, rent expense included in operating expenses was $7,054,000 and $6,945,000 respectively, and rent expense included in cost of goods sold was $1,664,000 and $1,534,000, respectively.

The following table presents supplemental information related to operating leases:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term	3.03 years	3.47 years
Weighted average discount rate	7.0%	6.9%

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$10,457
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$7,100	$6,336

As of June 30, 2026, future lease payments under operating leases were as follows:

(in thousands)
2026 (remainder)	$7,494
2027	13,500
2028	12,915
2029	7,567
2030	715
Thereafter	53
Total lease payments	42,244
Less: imputed interest	(4,131)
Total lease liability balance	$38,113

Global Wells has been the landlord under an operating lease agreement with an unrelated party since September 2020. On February 28, 2025, the lease agreement between Global Wells and the tenant was terminated and effective March 1, 2025, Global Wells entered into a new six-year operating lease agreement ending on February 28, 2031 with a different unrelated party that generates monthly rental payments from $87,000 to $101,000. The expected rental income is $564,000 for the remaining six months of the year ending December 31, 2026, $1,128,000 per annum over the next four years, and $188,000 for the year ending December 31, 2031.

12. Related Party Transactions

Keary Global Group, Ltd. ("Keary Global") owns 250,004 shares of the Company's common stock as of June 30, 2026, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, Ltd. ("Keary International"), are owned by one of the Company’s stockholders’ family member. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
agents for the Company overseas. The Company has an ongoing agreement (the "Procurement Agreement") with Keary Global, which was amended and restated on June 26, 2025 to clarify the responsibilities of both parties under the Procurement Agreement. At June 30, 2026 and December 31, 2025, the Company has accounts payable due to Keary Global of $7,390,000 and $4,672,000, respectively. Purchases for the three months ended June 30, 2026 and 2025 from Keary Global were $13,297,000 and $10,583,000, respectively. Purchases for the six months ended June 30, 2026 and 2025 from Keary Global were $22,463,000 and $20,923,000, respectively.

On June 26, 2025, the Company renewed the New Jersey Lease with Global Wells, extending the lease term for an additional five years to August 31, 2030. Under this lease renewal, monthly base lease payments range from $122,000 to $140,000 after an initial rent abatement period.

13. Income Taxes

For the three months ended June 30, 2026 and 2025, the Company's income tax expense was $9,377,000 and $3,459,000, respectively, with an effective tax rate of 24.0% and 23.8%, respectively. For the six months ended June 30, 2026 and 2025, the Company's income tax expense was $11,618,000 and $5,580,000, respectively, with an effective tax rate of 24.0% and 23.8%, respectively. For both the three and six months ended June 30, 2026 and 2025, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes and the non-taxable non-controlling interest income.

In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of June 30, 2026, the Company did not record any valuation allowance.

On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes, primarily timing differences with no net impact, were incorporated in the income tax provision for the period ended June 30, 2026.

The Company remains subject to IRS examination for the 2022 through 2024 tax years. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various jurisdictions for the 2021 through 2024 tax years. The Company continues to work with the IRS relating to the 2016 and 2017 tax years and does not expect a material impact to the financial statements. In October 2025, the Company received a notice from the IRS that its 2023 federal income tax return was selected for examination. No issues have been raised by the IRS to date. As of both June 30, 2026 and December 31, 2025, the Company did not have any unrecognized tax benefit.

14. Commitments and Contingencies

In May 2023, the Company received a Notice of Investigations and Interim Measures stating that the U.S. Customs and Border Protection ("CBP") had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. On March 19, 2024, the Company submitted a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, the Company started to receive bills related to certain of its thermal paper shipments. During the year ended December 31, 2025, the Company submitted protests of certain bills received with CBP, and received its determination on all submitted protests as of April 3, 2026. The Company made total payments of $1,909,000 related to certain shipments under the investigation for the year ended December 31, 2025 and $188,000 for the six months ended June 30, 2026. Payments on bills received are currently due as all submitted protests are resolved. However, the Company is also evaluating other appeal options. The Company maintains a liability reserve, representing the total estimated probable loss from the investigation plus accrued interest, of $1,291,000 and $1,720,000 as of June 30, 2026 and

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, respectively. The amount of the final payments could vary significantly from the estimated liability reserve.

On February 20, 2026, the U.S. Supreme Court held that certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. The case was remanded to the U.S. Court of International Trade for further instructions regarding the refund of all IEEPA tariffs paid by importers of record. The Company has completed the process of reviewing its import data, and determined that it has paid a total of $25,982,000 of IEEPA tariffs during the year ended December 31, 2025 and the first two months of 2026. In April 2026, the Company submitted refund claims totaling $25,790,000 eligible for processing at time of filing. The Company recognized $26,722,000 of IEEPA tariff refunds during the three and six months ended June 30, 2026, consisting of $25,790,000 of principal recognized as a reduction of cost of goods sold, as all related inventory has been sold as of June 30, 2026, and $932,000 of excess amount recognized as interest income in the accompanying condensed consolidated statements of income. Of the total amount recognized, $25,192,000 had been received and $1,530,000 was deemed probable and recognized as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2026.

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

15. Segment Report

The Company operates and evaluates its business as a single reportable segment. The following is the summary of the financial information for the Company’s reportable segment:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$136,302	$123,986	$253,249	$227,610
Less (add):
Cost of goods sold	59,142	74,879	134,563	137,741
Shipping and transportation	13,389	10,247	23,606	20,863
Salaries and benefits	10,348	9,275	20,006	18,340
Professional services	1,506	1,184	2,856	2,622
Depreciation and amortization	1,183	1,145	2,356	2,284
Rent expense	3,020	3,342	6,325	6,092
Marketing expense	2,104	1,572	3,451	3,090
Online platform fees	2,464	1,911	4,006	4,132
Warehouse expense	1,430	1,015	2,688	1,954
Stock-based compensation	596	445	838	791
Secondary offering transaction costs	—	214	—	214
Loss (gain), net, on disposal of property and equipment	60	(283)	60	(300)
Interest expense	425	521	834	1,030
Provision for income taxes	9,377	3,459	11,618	5,580
Other segment expenses*	3,458	2,490	6,428	5,417
Interest income	(1,161)	(676)	(1,447)	(1,242)
Other (income) expenses, net	(688)	2,194	(1,729)	1,135
Segment net income	29,649	11,052	36,790	17,867
Reconciliation of segment net income to consolidated net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$29,649	$11,052	$36,790	$17,867
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

17. Subsequent Events

On August 4, 2026, the Company's Board of Directors declared an increase in its regular quarterly cash dividend to $0.47 per share on the Company's common stock, which will be paid on or about August 28, 2026 to shareholders of record at the close of business on August 21, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes. This discussion and analysis contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, business strategies, growth strategies and initiatives, future revenues and future performance and expected costs and liabilities are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” or “will” or the negative of these terms or other comparable terminology. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

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

We operate our business strategically and with broad flexibility to provide both our large and small customers with the wide spectrum of products they need to successfully run and grow their businesses. We believe we have established ourselves as a differentiated provider of high-quality products relative to our competitors. Our operating model entails generating the majority of our revenue from the distribution of our vendors' products complemented by select manufacturing capabilities in the U.S., which allows us to provide customers with broad product choices and customized offerings with short lead times. This model provides us with the flexibility to adjust the mix of our product offering from import and manufacturing in an evolving economic environment to drive operating efficiency and sustain margin expansion. We have strengthened our supply chain resilience and efficiency by prioritizing strong partnerships with reliable and cost-efficient sources and diversifying sourcing to countries with more favorable trade conditions and minimal tariffs in a dynamic global trade landscape. This has enabled us to expand our supplier base, minimize reliance on individual suppliers, enhance the resilience of our supply chain, expand our margin and improve our operating cash flows.

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

Trade and Tariffs Update

Beginning in 2025, the U.S. implemented a baseline tariff framework on most imports with higher country and product-specific rates for certain trading partners, including Taiwan and China, among others. In February 2026, the U.S. Supreme Court ruled that these tariffs levied under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. With the removal of IEEPA tariff following Supreme Court's ruling, a new temporary 10% tariff for all imports under Section 122 of the Trade Act of 1974 was imposed effective February 24, 2026, and remained in effect for 150 days, the maximum period that Section 122 permits without congressional action. Subsequent to the expiration of the Section 122 tariff on July 24, 2026, new Section 301 tariffs ranging from 10% to 12.5% were imposed on approximately 60 trading partners effective July 24, 2026.

As a result of the Supreme Court’s ruling, and in response to the order from the U.S. Court of International Trade, the U.S. Customs and Border Protection ("CBP") formalized a process for refunds of previously paid IEEPA tariffs to importers of record. We have completed the process of reviewing our import data, and determined that we have paid a total of $26.0 million of IEEPA tariffs during the year ended December 31, 2025 and the first two months of 2026. In April 2026, we submitted refund claims totaling $25.8 million and expect to submit the remaining eligible claims once CBP opens the filing window.

We recorded $26.7 million of IEEPA tariff refunds during the three and six months ended June 30, 2026, consisting of $25.8 million of principal recognized as a reduction of cost of goods sold, as all related inventory has been sold as of June 30, 2026, and $0.9 million of excess amount recognized as interest income in the accompanying condensed consolidated statements of income.

Business Highlights and Trends

•We continue to realign our global supply chain within a dynamic global trade environment. We increased domestic purchases for the three and six months ended June 30, 2026 to 19.5% and 19.0%, respectively, from

14.6% and 14.2%, respectively, for the three and six months ended June 30, 2025, and diversified sourcing to countries with more favorable trade conditions. Specifically, we reduced sourcing from Taiwan to 45.9% and 46.0%, respectively, for the three and six months ended June 30, 2026, from 58.0% and 56.0%, respectively, for the three and six months ended June 30, 2025. Further, we increased our purchases from Indonesia, South America, and Singapore for the three and six months ended June 30, 2026 to an aggregate of 12.0% and 9.1%, respectively, from 0.9% and 1.1%, respectively, for the three and six months ended June 30, 2025.

•We recognized $25.8 million as a reduction of cost of goods sold and $0.9 million as interest income related to IEEPA tariff refunds during the three and six months ended June 30, 2026. The recorded IEEPA tariff refunds increased our gross profit and our adjusted EBITDA by $25.8 million, our other income, net, by $0.9 million, and our net income by $20.2 million, respectively, for the three and six months ended June 30, 2026. The refunds delivered benefits to our gross margin and our adjusted EBITDA margin of 18.9% and 10.2%, respectively, and our net income margin of 14.8% and 8.0%, respectively, for the three and six months ended June 30, 2026. The refunds represent the recovery of tariffs paid in prior periods and provided a one-time benefit to our results during the quarter. Cash received from IEEPA tariff refunds, included in cash from operating activities, totaled $25.2 million during the three and six months ended June 30, 2026.

•We achieved record quarterly net sales of $136.3 million for the three months ended June 30, 2026, an increase of 9.9% in amount and 8.9% in volume, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, we recorded net sales of $253.2 million, an increase of 11.3% in amount and 9.6% in volume, compared to the six months ended June 30, 2025.

•Our gross margin was 56.6% and 46.9% for the three and six months ended June 30, 2026, an increase of 1,700 basis points and 740 basis points compared to the three and six months ended June 30, 2025.

•We achieved record quarterly net income of $29.6 million for the three months ended June 30, 2026, an increase of 168.3% compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, we recorded net income of $36.8 million, an increase of 105.9%, compared to the six months ended June 30, 2025.

•Our net income margin was 21.8% and 14.5% for the three and six months ended June 30, 2026, an increase of 1,290 and 670 basis points compared to the three and six months ended June 30, 2025.

•We generated $33.2 million and $40.3 million in net cash from operating activities for the three and six months ended June 30, 2026, an increase of 240.0% and 130.9% compared to the three and six months ended June 30, 2025.

•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $41.6 million and $54.1 million for the three and six months ended June 30, 2026, an increase of 135.2% and 82.7% compared to the three and six months ended June 30, 2025.

•Our Adjusted EBITDA margin, a non-GAAP measure defined below, was 30.5% and 21.4% for the three and six months ended June 30, 2026, an increase of 1,620 and 840 basis points compared to the three and six months ended June 30, 2025.

•As of June 30, 2026, we had financial liquidity of $42.0 million, consisting of $38.4 million in cash and cash equivalents and $3.6 million in availability under Line of Credit. In addition, we had $15.7 million in short-term investments as of June 30, 2026.

•On August 4, 2026, our Board of Directors declared an increase to our quarterly cash dividend to $0.47 per share on our common stock, which will be paid on August 28, 2026 to shareholders of record at the close of business on August 21, 2026.

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

Results of Operations

The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$136,302	$123,986	$253,249	$227,610
Cost of goods sold	59,142	74,879	134,563	137,741
Gross profit	77,160	49,107	118,686	89,869
Operating expenses	39,558	32,557	72,620	65,499
Operating income	37,602	16,550	46,066	24,370
Other income (expenses), net	1,424	(2,039)	2,342	(923)
Provision for income taxes	9,377	3,459	11,618	5,580
Net income	$29,649	$11,052	$36,790	$17,867

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net sales

Net sales were $136.3 million for the three months ended June 30, 2026 compared to $124.0 million for the three months ended June 30, 2025, an increase of $12.3 million, or 9.9%. The sales growth was primarily driven by an increase of $13.1 million in volume and product mix, as well as a $0.4 million favorable year-over-year pricing comparison, partially offset by a decrease of $1.1 million in shipping and logistics revenue.

Cost of goods sold

Cost of goods sold was $59.1 million for the three months ended June 30, 2026, compared to $74.9 million for the three months ended June 30, 2025, a decrease of $15.7 million, or 21.0%. This is primarily driven by IEEPA tariff refunds of $25.8 million, partially offset by higher product costs of $6.9 million due to increased sales volume and resin price, coupled with higher import costs of $3.5 million, including duty and tariffs and ocean freight, mainly due to a 4.3% increase in the number of containers imported and an 8.9% increase in average container rate compared to the three months ended June 30, 2025.

Gross profit

Gross profit was $77.2 million for the three months ended June 30, 2026 compared to $49.1 million for the three months ended June 30, 2025, an increase of $28.1 million, or 57.1%. Gross margin was 56.6% for the three months ended June 30, 2026 compared to 39.6% for the three months ended June 30, 2025, an increase of 1,700 basis points. IEEPA tariff refunds delivered a favorable impact on gross margin of 1,890 basis points for the three months ended June 30, 2026. Partially offset this benefit, product costs as a percentage of net sales increased to 49.2% from 48.5%, and import costs increased to 11.1% from 9.5%, compared to the three months ended June 30, 2025.

Operating expenses

Operating expenses were $39.6 million for the three months ended June 30, 2026 compared to $32.6 million for the three months ended June 30, 2025, an increase of $7.0 million, or 21.5%. Shipping and transportation costs increased $3.1 million during the three months ended June 30, 2026 driven by higher shipping volume and increased shipping rate. Online platform fees increased $0.6 million and marketing expense increased $0.5 million, as online sales grew 23.6% compared to the three months ended June 30, 2025. Additionally, salaries and benefits increased $1.1 million, bad debt expense increased $0.6 million, and warehouse expense increased $0.4 million. Further, the three months ended June 30, 2026 included a $0.1 million loss compared to a $0.3 million gain on disposal of machinery in the normal course of business during the three months ended June 30, 2025.

Operating income

Operating income was $37.6 million for the three months ended June 30, 2026 compared to $16.6 million for the three months ended June 30, 2025, an increase of $21.1 million, or 127.2%. The increase was due to an increase in gross profit of $28.1 million partially offset by an increase in operating expenses of $7.0 million, as discussed above.

Other income (expenses), net

Other income, net was $1.4 million for the three months ended June 30, 2026 compared to other expenses, net of $2.0 million for the three months ended June 30, 2025, a favorable variance of $3.5 million, primarily due to a decrease in loss on foreign currency transactions of $2.8 million a result of the fluctuation of currency exchange rate between the United States Dollar and the New Taiwan Dollar. Additionally, interest income increased $0.5 million compared to the three months ended June 30, 2025. Interest income in the three months ended June 30, 2026 consisted mostly of the $0.9 million related to IEEPA tariff refunds. Interest income in the three months ended June 30, 2025 consisted entirely of interest generated from investment in certificates of deposit of $0.7 million.

Provision for income taxes

Provision for income taxes was $9.4 million, including an impact of $6.6 million from IEEPA tariff refunds, for the three months ended June 30, 2026 compared to $3.5 million for the three months ended June 30, 2025, an increase of $5.9 million, or 171.1%. The Company’s effective tax rate was 24.0% for the three months ended June 30, 2026 compared to 23.8% for the three months ended June 30, 2025.

Net income

Net income was $29.6 million for the three months ended June 30, 2026 compared to $11.1 million for the three months ended June 30, 2025, an increase of $18.6 million, or 168.3%. The increase was primarily driven by an increase of $21.1 million in operating income and an increase of $3.5 million in other income, net, partially offset by an increase of $5.9 million in provision for income taxes, as discussed above.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net sales

Net sales were $253.2 million for the six months ended June 30, 2026 compared to $227.6 million for the six months ended June 30, 2025, an increase of $25.6 million, or 11.3%. The year-over-year increase in net sales was primarily driven by an increase of $25.4 million in volume and change in product mix, as well as a $2.3 million favorable year-over-year pricing comparison, partially offset by a decrease of $2.0 million in shipping and logistics revenue.

Cost of goods sold

Cost of goods sold was $134.6 million for the six months ended June 30, 2026 compared to $137.7 million for the six months ended June 30, 2025, a decrease of $3.2 million, or 2.3%, primarily due to IEEPA tariff refunds of $25.8 million during the six months ended June 30, 2026. This decrease is partially offset by an increase of $12.1 million in product costs primarily driven by increased sales volume and resin price, and an increase of $10.7 million in import costs, including duty and tariffs and ocean freight, primarily as a result of higher import duty and tariffs, which increased from $8.1 million for the six months ended June 30, 2025 to $18.9 million for the six months ended June 30, 2026.

Gross profit

Gross profit was $118.7 million for the six months ended June 30, 2026 compared to $89.9 million for the six months ended June 30, 2025, an increase of $28.8 million, or 32.1%. Gross margin was 46.9% for the six months ended June 30, 2026 compared to 39.5% for the six months ended June 30, 2025, an increase of 740 basis points. IEEPA tariff refunds delivered a favorable impact on gross margin of 1,020 basis points for the six months ended June 30, 2026. Additionally, product costs as a percentage of net sales decreased to 48.8% from 48.9%, while import costs as a percentage of net sales increased to 12.4% from 9.1%, compared to the six months ended June 30, 2025.

Operating expenses

Operating expenses were $72.6 million for the six months ended June 30, 2026 compared to $65.5 million for the six months ended June 30, 2025, an increase of $7.1 million, or 10.9%. Shipping and transportation costs increased $2.7 million during the six months ended June 30, 2026 driven by higher shipping volume and increased shipping rate. In addition, salaries and benefits increased $1.7 million, bad debt expense increased $0.7 million, warehouse expense increased $0.7 million, and marketing expense increased $0.4 million. Further, the six months ended June 30, 2026 included a $0.1 million loss compared to a $0.3 million gain on disposal of machinery in the normal course of business during the six months ended June 30, 2025.

Operating income

Operating income was $46.1 million for the six months ended June 30, 2026 compared to $24.4 million for the six months ended June 30, 2025, an increase of $21.7 million, or 89.0%. The increase was due to an increase in gross profit of $28.8 million, partially offset by an increase in operating expenses of $7.1 million, as discussed above.

Other income (expenses), net

Other income, net was $2.3 million for the six months ended June 30, 2026 compared to other expenses, net of $0.9 million for the six months ended June 30, 2025, a favorable variance of $3.3 million. The variance was driven primarily by a gain on foreign currency transactions of $0.2 million during the six months ended June 30, 2026, compared to a loss on foreign currency transactions of $2.6 million during the six months ended June 30, 2025, due to the foreign currency fluctuation between the United States Dollar and the New Taiwan Dollar. In addition, interest income increased $0.2 million due to $0.9 million interest income related to IEEPA tariff refunds recognized in the six months ended June 30, 2026, partially offset by a decrease of $0.7 million in interest income from investment in certificates of deposit compared to the six months ended June 30, 2025.

Provision for income taxes

Provision for income taxes was $11.6 million, including $6.6 million impact from IEEPA tariff refunds, for the six months ended June 30, 2026 compared to 5.6 million for the six months ended June 30, 2025, an increase of $6.0 million, or 108.2%. The Company’s effective tax rate was 24.0% for the six months ended June 30, 2026 compared to 23.8% for the six months ended June 30, 2025.

Net income

Net income was $36.8 million for the six months ended June 30, 2026 compared to $17.9 million for the six months ended June 30, 2025, an increase of $18.9 million, or 105.9%. The increase was primarily driven by an increase of $21.7 million in operating income and an increase of $3.3 million in other income, net, partially offset by an increase of $6.0 million in provision for income taxes, as discussed above.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a financial measure calculated as net income excluding (i) interest income, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, and (vi) secondary offering transaction costs. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net sales.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

Reconciliation of Adjusted EBITDA (unaudited)	Three Months Ended June 30,
	2026		2025
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$29,649	21.8%	$11,052	8.9%
Add (deduct):
Interest income	(1,161)	(0.9)	(676)	(0.5)
Interest expense	425	0.3	521	0.4
Provision for income taxes	9,377	6.9	3,459	2.8
Depreciation and amortization	2,727	2.0	2,678	2.1
Stock-based compensation expense	596	0.4	445	0.4
Secondary offering costs (1)	—	—	214	0.2
Adjusted EBITDA	$41,613	30.5%	$17,693	14.3%

Reconciliation of Adjusted EBITDA (unaudited)	Six Months Ended June 30,
	2026		2025
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$36,790	14.5%	$17,867	7.8%
Add (deduct):
Interest income	(1,447)	(0.6)	(1,242)	(0.5)
Interest expense	834	0.3	1,030	0.4
Provision for income taxes	11,618	4.6	5,580	2.5
Depreciation and amortization	5,468	2.3	5,366	2.4
Stock-based compensation expense	838	0.3	791	0.3
Secondary offering transaction costs (1)	—	—	214	0.1
Adjusted EBITDA	$54,101	21.4%	$29,606	13.0%
(1) Secondary offering transaction costs represent legal and professional fees incurred in connection with the completion of the secondary offering by certain executive officers and stockholders of the Company, which were directly related to the offering and were incremental to our normal operating expenses, as discussed in Note 16 — Secondary Offering.

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

Set forth below is a reconciliation of net cash provided by operating activities to Free Cash Flow:

Reconciliation of Free Cash Flow (unaudited)	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$40,345	$17,476
Deduct:
Purchases of property and equipment	(621)	(274)
Deposits paid for property and equipment	(1,653)	(989)
Free Cash Flow	$38,071	$16,213

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

As described in Note 6 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes and is secured by our assets. It consists of a revolving loan facility and a standby letter of credit sub-limit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 3, 2025, we amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40.0 million and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20.0 million, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, August 21, 2025, October 3, 2025, and May 11, 2026, we entered into four separate amendments of the Line of Credit, increasing the standby letter of credit sub-limit, respectively, from $5,000,000 to $7,500,000, from $7,500,000 to $10,000,000, from $10,000,000 to $15,000,000, and from $15,000,000 to $18,000,000. As of June 30, 2026, the amount issued under the standby letter of credit was $16.4 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $3.6 million.

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

Additionally, as of June 30, 2026, we have a $23.0 million term loan that matures September 30, 2026 (the "2026 Term Loan"). The 2026 Term Loan had an initial balance of $16.1 million and an option to request additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On December 18, 2025 and April 24, 2026, we made early payments of $8.0 million and $0.4 million, respectively, to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. The 2026 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. As of June 30, 2026, the entire remaining balance of $11.4 million is included in the long-term debt, current portion on the condensed consolidated balance sheet. We intend to repay the 2026 Term Loan at maturity using our available liquidity, which includes $38.4 million in cash and cash equivalents and $15.7 million in short-term investments as of June 30, 2026.

As of June 30, 2026, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of June 30, 2026, we had no borrowings outstanding under the Line of Credit, $23.3 million in outstanding balance under the 2027 Term Loan, and $11.4 million in outstanding balance under the 2026 Term Loan.

As discussed in Note 14 — Commitments and Contingencies to the condensed consolidated financial statements, on February 5, 2024, we received a Notice of Determination from the U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we submitted a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, we started to receive bills related to certain of our thermal paper shipments. During the year ended December 31, 2025, we submitted protests of certain bills received with CBP, and received its determination on all submitted protests as of April 3, 2026. We made total payments of $1.9 million related to certain shipments under the investigation for the year ended December 31, 2025 and $0.2 million for the six months ended June 30, 2026. Payments on bills received are currently due as all submitted protests are resolved. Although we have an import duty liability reserve of $1.3 million as of June 30, 2026, the amount of the final payments could vary significantly from the estimated liability reserve.

On February 20, 2026, the U.S. Supreme Court held that certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. The case was remanded to the U.S. Court of International Trade for further instructions regarding the refund of all IEEPA tariffs paid by importers of record. We have completed the process of reviewing our import data, and determined that we have paid a total of $26.0 million of IEEPA tariffs during the year ended December 31, 2025 and the first two months of 2026. In April 2026, we submitted refund claims totaling $25.8 million and expect to submit the remaining eligible claims once CBP opens the filing window.

We recognized $26.7 million of IEEPA tariff refunds during the three and six months ended June 30, 2026. Of the total amount recognized, $25.2 million had been received and $1.5 million was deemed probable and recognized as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2026. We currently expect to receive the refund of the remaining $1.5 million within the next 12 months, and continue to closely monitor the status of its submitted claims and developments.

Additionally, on August 4, 2026 our Board of Directors declared an increase to our regular quarterly cash dividend to $0.47 per share on our common stock, which will be paid on August 28, 2026 to shareholders of record at the close of business on August 21, 2026. Prior to this, we paid out regular quarterly cash dividends totaling $18.0 million in the current fiscal year.

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

Liquidity Position

The following table summarizes total current assets, liabilities and working capital at June 30, 2026 compared to December 31, 2025:

	June 30, 2026	December 31, 2025	Change
	(in thousands)
Current assets	$199,342	$161,188	$38,154
Current liabilities	88,551	70,220	18,331
Working capital	$110,791	$90,968	$19,823

As of June 30, 2026, we had working capital of $110.8 million compared to $91.0 million as of December 31, 2025, representing an increase of $19.8 million, or 21.8%, driven by an increase of $38.2 million in current assets, partially offset by an increase of $18.3 million in current liabilities. The increase in current assets was primarily driven by an increase in cash and cash equivalents and short-term investments of $16.3 million, an increase in accounts receivable of $12.8 million as a result of stronger sales, an increase in inventories of $7.4 million as we stock up for the summer peak season, and an increase in prepaid expenses and other current assets of $1.7 million due to $1.5 million outstanding IEEPA tariff receivable. The increase in current liabilities was primarily driven by an increase in accounts payable and related party payables of $10.4 million, an increase in income tax payable of $5.7 million, and an increase in accrued expenses of $2.5 million, partially offset by a decrease in long-term debt, current portion of $0.9 million.

Cash Flows

The following table summarizes cash flow for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$40,345	$17,476
Net cash (used in) provided by investing activities	(18,260)	1,164
Net cash used in financing activities	(21,566)	(19,675)
Net change in cash and cash equivalents	$519	$(1,035)

Cash flows provided by operating activities. Net cash provided by operating activities was $40.3 million for the six months ended June 30, 2026, primarily the result of net income of $36.8 million, adjusted for certain non-cash items totaling $13.3 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, stock-based compensation, and allowance for bad debt and inventory adjustments. In addition, cash decreased by $9.7 million from changes in working capital, primarily resulted from a decrease of $13.4 million from an increase in accounts receivable due to higher sales, a decrease of $8.2 million from an increase in inventory due to increased inventory purchases, a decrease of $5.9 million from a reduction in operating lease liabilities, and a decrease of $1.6 million from an increase in prepaid expenses, partially offset by an increase of $10.9 million from higher accounts and related party payables primarily due to increased inventory purchases, an increase of $2.5 million from higher accrued expenses, and an increase of $5.7 million from the increase in income tax payable.
Net cash provided by operating activities was $17.5 million for the six months ended June 30, 2025, primarily the result of net income of $17.9 million, adjusted for certain non-cash items totaling $11.1 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, stock-based compensation, gain on disposal of machinery in the normal course of business, and write-off of inventory. In addition, cash decreased by $11.5 million from changes in working capital, which included a decrease of $18.4 million from inventory build-up, a decrease of $9.6 million from an increase in accounts receivable from higher sales, and a decrease of $4.6 million from an increase in operating lease liabilities. These decreases were partially offset by an increase of $20.4 million from higher accounts and related party payables primarily associated with increased inventory purchases and an increase of $0.7 million from higher accrued expenses.

Cash flows (used in) provided by investing activities. Net cash used in investing activities was $18.3 million for the six months ended June 30, 2026, which primarily included $15.7 million in purchases of short-term investments, $1.7 million in deposits paid for the purchase of property and equipment, and $0.6 million paid to directly purchase property and equipment.
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

Cash flows used in financing activities. Net cash used in financing activities was $21.6 million for the six months ended June 30, 2026, which primarily included $18.0 million of cash dividends paid to shareholders, $2.0 million of repurchases of common stock ,and $1.2 million of payments towards long-term debt.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$12,014
May 1, 2026 - May 31, 2026	73,258	$27.11	73,258	$10,028
June 1, 2026 - June 30, 2026	252	$26.76	252	$10,022
Total	73,510		73,510

(1) On November 5, 2025, the Company announced that the Board of Directors approved a Share Repurchase Program authorizing the Company to repurchase up to $15.0 million of its common stock. The Share Repurchase Program has no set expiration date, and may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. All dollar amounts presented in the table above and in this report related to our share repurchases and our share repurchase authorizations exclude the impact of the excise tax imposed on share repurchases pursuant to the Inflation Reduction Act of 2022. See Note 9 - Stockholders' Equity or further information related to our share repurchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Change In Terms Agreement, dated May 11, 2026, by and between Lollicup USA Inc. and Hanmi Bank
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith. + Indicates management compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 7, 2026	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)