Form 10-Q
period 2026-09-30
Karat Packaging Inc.
filed 2026-11-06
CIK 1758021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on November 3, 2026 was 20,004,228 shares.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)
PART I - FINANCIAL INFORMATION

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents (including $2,741 and $1,488 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	$33,444	$37,880
Short-term investments	10,000	—
Accounts receivable, net of allowance for bad debt of $931 and $581 at September 30, 2026 and December 31, 2025, respectively (including $0 and $4 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	44,910	36,402
Inventories	96,792	81,682
Prepaid expenses and other current assets (including $258 and $314 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	6,783	5,224
Total current assets	191,929	161,188
Property and equipment, net (including $40,850 and $41,758 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	75,299	81,159
Deposits	163	—
Goodwill	3,510	3,510
Intangible assets, net	253	273
Operating right-of-use assets	33,811	40,299
Deferred tax assets	255	255
Other non-current assets (including $111 and $68 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	1,211	1,002
Total assets	$306,431	$287,686

	September 30, 2026	December 31, 2025
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (including $0 and $97 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	$45,012	$26,323
Accrued expenses (including $423 and $535 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	15,728	13,460
Related party payable	7,603	4,672
Deferred revenue	1,013	713
Long-term debt, current portion, net of debt discount of $32 and $0 at September 30, 2026 and December 31, 2025, respectively (including $23,071 and $12,941 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively, and debt discount of $32 and $0 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	23,071	12,941
Operating lease liabilities, current portion	12,317	11,982
Other current liabilities (including $45 and $49 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	150	129
Total current liabilities	104,894	70,220
Deferred tax liabilities	2,936	2,936
Long-term debt, net of current portion and debt discount of $0 and $78 at September 30, 2026 and December 31, 2025, respectively (including $0 and $22,862 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively, and debt discount of $0 and $78 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	—	22,862
Operating lease liabilities, net of current portion	24,536	32,074
Other non-current liabilities (including $1,200 and $1,224 associated with variable interest entity at September 30, 2026 and December 31, 2025, respectively)	2,672	2,724
Total liabilities	135,038	130,816
Commitments and Contingencies (Note 14)
Karat Packaging Inc. stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding, at both September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,156,605 and 19,995,478 shares issued and outstanding, respectively, at September 30, 2026 and 20,122,505 and 19,962,131 shares issued and outstanding, respectively, at December 31, 2025	20	20
Additional paid in capital	93,654	90,939
Treasury stock, $0.001 par value, 161,127 and 160,374 shares at September 30, 2026 and December 31, 2025, respectively	(5,238)	(3,246)
Retained earnings	74,808	61,704
Total Karat Packaging Inc. stockholders’ equity	163,244	149,417
Noncontrolling interest	8,149	7,453
Total stockholders’ equity	171,393	156,870
Total liabilities and stockholders’ equity	$306,431	$287,686
The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$134,742	$124,516	$387,991	$352,126
Cost of goods sold	89,611	81,598	224,174	219,339
Gross profit	45,131	42,918	163,817	132,787
Operating expenses
Selling expenses	18,001	13,798	48,481	41,925
General and administrative expenses (including $670 and $724 associated with variable interest entity for the three months ended September 30, 2026 and 2025, respectively; $1,986 and $2,186 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	22,310	20,950	64,390	58,622
(Gain) loss, net, on disposal of property and equipment	(52)	(403)	8	(703)
Total operating expenses	40,259	34,345	112,879	99,844
Operating income	4,872	8,573	50,938	32,943
Other income (expenses)
Rental income (including $364 and $370 associated with variable interest entity for the three months ended September 30, 2026 and 2025, respectively; $1,083 and $1,177 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	718	710	2,132	2,241
Other income, net (including $0 associated with variable interest entity for both the three months ended September 30, 2026 and 2025; $76 and $0 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	7	67	151	29
Gain (loss) on foreign currency transactions	156	681	327	(1,947)
Interest income (including $3 and $120 associated with variable interest entity for the three months ended September 30, 2026 and 2025, respectively; $8 and $431 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	518	415	1,965	1,657
Interest expense (including ($374) and ($505) associated with variable interest entity for the three months ended September 30, 2026 and 2025, respectively; ($1,135) and ($1,514) associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	(420)	(539)	(1,254)	(1,569)
Total other income, net	979	1,334	3,321	411
Income before provision for income taxes	5,851	9,907	54,259	33,354
Provision for income taxes	1,125	2,304	12,743	7,884
Net income	4,726	7,603	41,516	25,470
Net income attributable to noncontrolling interest	331	278	1,049	802
Net income attributable to Karat Packaging Inc.	$4,395	$7,325	$40,467	$24,668
Basic and diluted earnings per share:
Basic	$0.22	$0.36	$2.03	$1.23
Diluted	$0.22	$0.36	$2.01	$1.22
Weighted average common shares outstanding, basic	19,958,578	20,091,476	19,956,814	20,062,277
Weighted average common shares outstanding, diluted	20,198,857	20,201,285	20,126,446	20,197,218

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	20,059,505	$20	(23,000)	$(248)	$89,457	$66,340	$155,569	$6,630	$162,199
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,017)	(9,017)	—	(9,017)
Stock-based compensation	—	—	—	—	346	—	346	—	346
Global Wells membership interest tax withholding	—	—	—	—	—	—	—	(132)	(132)
Net income	—	—	—	—	—	6,409	6,409	406	6,815
Balance, March 31, 2025	20,059,505	$20	(23,000)	$(248)	$89,803	$63,732	$153,307	$6,904	$160,211
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,031)	(9,031)	—	(9,031)
Issuance of common stock upon vesting of restricted stock units	35,800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	445	—	445	—	445
Exercise of stock options	10,350	—	—	—	195	—	195	—	195
Global Wells membership interest tax withholding	—	—	—	—	—	(3)	(3)	(163)	(166)
Net income	—	—	—	—	—	10,934	10,934	118	11,052
Balance, June 30, 2025	20,105,655	$20	(23,000)	$(248)	$90,443	$65,632	$155,847	$6,859	$162,706
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(9,043)	(9,043)	—	(9,043)
Issuance of common stock upon vesting of restricted stock units	9,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	253	—	253	—	253
Exercise of stock options	5,850	—	—	—	104	—	104	—	104
Global Wells membership interest tax withholding	—	—	—	—	—	(5)	(5)	(32)	(37)
Net income	—	—	—	—	—	7,325	7,325	278	7,603
Balance, September 30, 2025	20,120,505	$20	(23,000)	$(248)	$90,800	$63,909	$154,481	$7,105	$161,586

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity Attributable to Karat Packaging Inc.	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	20,122,505	$20	(160,374)	$(3,246)	$90,939	$61,704	$149,417	$7,453	$156,870
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(8,983)	(8,983)	—	(8,983)
Stock-based compensation	—	—	—	—	242	—	242	—	242
Exercise of stock options	1,600	—	—	—	30	—	30	—	30
Global Wells membership interest tax withholding	—	—	—	—	—	—	—	(127)	(127)
Net income	—	—	—	—	—	6,741	6,741	400	7,141
Balance, March 31, 2026	20,124,105	$20	(160,374)	$(3,246)	$91,211	$59,462	$147,447	$7,726	$155,173
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(8,970)	(8,970)	—	(8,970)
Issuance of common stock upon vesting of restricted stock units	32,500	—	—	—	—	—	—	—	—
Repurchases of common stock, including excise tax	—	—	(73,510)	(2,003)	—	—	(2,003)	—	(2,003)
Stock-based compensation	—	—	—	—	596	—	596	—	596
Global Wells membership interest tax withholding	—	—	—	—	—	70	70	(240)	(170)
Net income	—	—	—	—	—	29,331	29,331	318	29,649
Balance, June 30, 2026	20,156,605	$20	(233,884)	$(5,249)	$91,807	$79,893	$166,471	$7,804	$174,275
Cash dividends declared ($0.47 per share)	—	—	—	—	—	(9,395)	(9,395)	—	(9,395)
Issuance of common stock upon vesting of restricted stock units	—	—	9,000	—	—	—	—	—	—
Repurchases of common stock, including excise tax	—	—	—	11	—	—	11	—	11
Stock-based compensation	—	—	—	—	655	—	655	—	655
Exercise of stock options	—	—	63,757	—	1,192	—	1,192	—	1,192
Global Wells membership interest tax withholding	—	—	—	—	—	(85)	(85)	14	(71)
Net income	—	—	—	—	—	4,395	4,395	331	4,726
Balance, September 30, 2026	20,156,605	$20	(161,127)	$(5,238)	$93,654	$74,808	$163,244	$8,149	$171,393

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

KARAT PACKAGING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$41,516	$25,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including $909 and $911 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	8,003	8,132
Adjustments to allowance for bad debt	508	87
Adjustments to inventory reserve	152	(90)
Write-off of inventories	824	560
Loss (gain), net, on disposal of property and equipment	8	(703)
Amortization of loan fees (including $47 associated with variable interest entity for both the nine months ended September 30, 2026 and 2025)	163	80
Accrued interest on certificates of deposit (including $0 and ($40) associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	(232)	(40)
Unrealized loss from investment in publicly-traded equity securities	61	—
Stock-based compensation	1,493	1,044
Amortization of operating right-of-use assets	8,319	7,559
Government grant income (including ($24) associated with variable interest entity for both the nine months ended September 30, 2026 and 2025)	(53)	(53)
Decrease in operating assets
Accounts receivable (including $4 and $0 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	(9,016)	(11,219)
Inventories	(16,086)	(13,882)
Prepaid expenses and other current assets (including $56 and ($99) associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	(1,283)	(741)
Other non-current assets (including $43 and $21 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	(28)	(16)
Increase (decrease) in operating liabilities
Accounts payable (including ($97) and $81 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	19,189	6,740
Accrued expenses (including ($112) and ($89) associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	2,268	2,655
Related party payable	2,931	(10)
Income taxes payable	—	(65)
Deferred revenue	300	254
Operating lease liabilities	(9,034)	(7,413)
Other liabilities (including ($2) and $64 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	22	109
Net cash provided by operating activities	50,025	18,458

	Nine Months Ended September 30,
	2026	2025
Cash flows from investing activities
Purchases of property and equipment	(678)	(520)
Proceeds from disposal of property and equipment	4	602
Deposits paid for property and equipment	(2,129)	(3,244)
Deposits received for sale of property and equipment	—	120
Purchases of publicly-traded equity securities	(242)	(451)
Proceeds from disposal of publicly-traded equity securities	—	503
Purchases of short-term investments (including $0 and ($7,982) associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	(15,744)	(16,300)
Redemptions of short-term investments (including $0 and $11,215 associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	5,744	24,737
Net cash (used in) provided by investing activities	(13,045)	5,447
Cash flows from financing activities
Payments of long-term debt (including ($12,779) and ($4,374) associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	(12,779)	(4,374)
Payments for lender fees	(151)	(87)
Proceeds from line of credit	—	4,500
Repayments on line of credit	—	(3,500)
Proceeds from exercise of common stock options	1,222	299
Repurchases of common stock	(1,992)	—
Dividends paid to shareholders	(27,348)	(27,091)
Payments of Global Wells membership interest tax withholding (including ($466) and ($326) associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	(368)	(335)
Payment of Global Wells noncontrolling membership interest redemption gain tax withholding (including $0 and ($879) associated with variable interest entity for the nine months ended September 30, 2026 and 2025, respectively)	—	(879)
Net cash used in financing activities	(41,416)	(31,467)
Net change in cash and cash equivalents	(4,436)	(7,562)
Cash and cash equivalents
Beginning of period	37,880	31,584
End of period	$33,444	$24,022
Supplemental disclosures of non-cash investing and financing activities:
Transfers from deposits to property and equipment	$1,966	$3,278
Non-cash purchases of property and equipment	$—	$948
Non-cash disposal of property and equipment	$4	$480
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,069	$8,091
Cash paid for interest	$1,091	$1,475
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

The Company currently operates manufacturing facilities and distribution centers in Chino, California, Rockwall, Texas, and Kapolei, Hawaii. In addition, the Company operates eight other distribution centers located in Chino, California; Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas. The Company recently entered into a 50-month lease agreement for a new distribution center in Orlando, Florida, which is expected to be fully operational in November 2026.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as promulgated in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. The financial information as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026.

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

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Assets recognized as a result of consolidating Global Wells do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating Global Wells do not represent additional claims of the Company’s general assets; rather they represent claims against the specific assets of Global Wells. See Note 8 — Long-Term Debt for further information about Global Wells' long-term debt.

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

Revenue Recognition: The Company generates revenues from product sales to customers that include national and regional chains, distributors, small local restaurants, and those that purchase for individual consumption primarily through our online stores. The Company considers net sales disaggregated by customer type to most accurately reflect the nature and uncertainty of its revenue and cash flows that are affected by economic factors. For the three and nine months ended September 30, 2026 and 2025, net sales disaggregated by customer type consist of the amounts shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Chains and distributors	$103,289	$99,394	$302,107	$277,229
Online	26,898	19,540	72,240	58,215
Retail	4,555	5,582	13,644	16,682
	$134,742	$124,516	$387,991	$352,126

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

In addition to product sales, the Company also generates revenue from logistics services, which is the transportation and delivery of shipping containers from ports to local retail customers. Logistics services revenue was classified under retail in the net sales disaggregated by customer type table above and is recognized over time due to the continuous transfer of control to the customer. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. During the three months ended September 30, 2026 and 2025, logistics services revenue was $664,000 and $1,139,000, respectively. During the nine months ended September 30, 2026 and 2025, logistics services revenue was $2,108,000 and $3,761,000, respectively.

The Company’s contract liabilities consist primarily of rebates, sales incentives, cooperative advertising, and deferred revenue. As of September 30, 2026 and December 31, 2025, the Company had accrued $1,108,000 and $1,133,000, respectively, related to rebates, sales incentives, and cooperative advertising, included in accrued expenses in the condensed consolidated balance sheets. During the three months ended September 30, 2026 and 2025, the Company recognized revenue of $0 and $5,000, respectively, related to previously deferred revenue at the beginning of each respective period. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $432,000 and $561,000, respectively, related to previously deferred revenue at the beginning of each respective period.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements: The Company has financial instruments classified within the fair value hierarchy, which consist of the following:

•At September 30, 2026, the Company had money market accounts and investments in publicly-traded equity securities classified as Level 1 and certificates of deposit classified as Level 2 within the fair value hierarchy.
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

The following table summarizes the Company’s fair value measurements by level at September 30, 2026 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$854	$15,000	$—
Short-term investments	—	10,000	—
Publicly-traded equity securities	181	—	—
Fair value, September 30, 2026	$1,035	$25,000	$—

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, related-party payable, accrued expenses, and other current liabilities at September 30, 2026 and December 31, 2025 approximate fair value because of the short maturity of these instruments. The following is a summary of the carrying amount and estimated fair value of the $23,000,000 term loan that matured in September 2026 (the "2026 Term Loan") and the $28,700,000 term loan that matures in July 2027 (the "2027 Term Loan"):

	September 30, 2026
	Carrying Amount	Estimated Fair Value
	(in thousands)
2027 Term Loan	23,071	23,015
	$23,071	$23,015

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
	Carrying Amount	Estimated Fair Value
	(in thousands)
2026 Term Loan	$12,240	$12,040
2027 Term Loan	23,563	23,694
	$35,803	$35,734

The fair value of these financial instruments was determined using Level 2 inputs.

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or long-lived assets that are determined to be impaired. For the three and nine months ended September 30, 2026, management concluded that an impairment of long-lived assets was not required. The Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition with the exception of a non-cash impairment of an operating ROU asset of $1,993,000 in the year ended December 31, 2024, resulting from the sublease of the Company's City of Industry warehouse in California.

New and Recently Adopted Accounting Standards: The Company is an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and as such, the Company has elected to take advantage of certain reduced public company reporting requirements. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. As a result, the Company will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for private companies.

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

3. Inventories

Inventories consist of the following:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$3,592	$4,442
Semi-finished goods	1,195	1,308
Finished goods	92,867	76,642
Subtotal	97,654	82,392
Less: inventory reserve	(862)	(710)
Total inventories	$96,792	$81,682

4. Property and Equipment

	September 30, 2026	December 31, 2025
	(in thousands)
Machinery and equipment	$64,619	$64,138
Leasehold improvements	19,212	19,212
Vehicles	10,797	9,729
Furniture and fixtures	1,024	1,009
Building	38,589	38,572
Land	11,907	11,907
Computer hardware and software	73	73
Construction in progress	365	—
Total property and equipment	146,586	144,640
Less: accumulated depreciation and amortization	(71,287)	(63,481)
Total property and equipment, net	$75,299	$81,159

Depreciation and amortization expense is reported within general and administrative expense, except for depreciation and amortization expense related to manufacturing facilities and equipment, which is included in cost of goods sold on the accompanying condensed consolidated statements of income.

For the three months ended September 30, 2026 and 2025, depreciation and amortization expense reported within general and administrative expense was $1,198,000 and $1,180,000, respectively, and depreciation expense reported within cost of goods sold was $1,331,000 and $1,579,000, respectively. For the nine months ended September 30, 2026 and 2025, depreciation and amortization expense reported within general and administrative expense was $3,540,000 and $3,450,000, respectively, and depreciation expense reported within cost of goods sold was $4,443,000 and $4,662,000, respectively.

5. Goodwill

The following table summarizes the activity in the Company's goodwill from December 31, 2025 to September 30, 2026:

(in thousands)
Balance at December 31, 2025	$3,510
Goodwill acquired	—
Balance at September 30, 2026	$3,510

6. Line of Credit

Pursuant to the terms of the Business Loan Agreement, dated February 23, 2018, between Lollicup, as borrower, and Hanmi Bank, as lender (as amended, the "Loan Agreement"), the Company has a line of credit with a maximum borrowing capacity of $20,000,000 (the "Line of Credit") secured by the Company’s assets. The Company is not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. The Company is required to comply with certain financial covenants, including a minimum current ratio, minimum debt to earnings before

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
interest, taxes, depreciation and amortization ("EBITDA") ratio and a minimum fixed charge coverage ratio. As of both September 30, 2026 and December 31, 2025, the Company was in compliance with the financial covenants under the Line of Credit.

On March 3, 2025, the Company amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40,000,000 and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20,000,000, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, August 21, 2025, October 3, 2025, and May 11, 2026, the Company entered into four separate amendments of the Line of Credit, increasing the standby letter of credit sub-limit, respectively, from $5,000,000 to $7,500,000, from $7,500,000 to $10,000,000, from $10,000,000 to $15,000,000, and from $15,000,000 to $18,000,000. As of both September 30, 2026 and December 31, 2025, the Company had no borrowings outstanding under the Line of Credit.

The amount issued under the standby letter of credit was $16,431,000 and $12,313,000 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the maximum remaining amount that could be borrowed under the Line of Credit was $3,569,000.

7. Accrued Expenses

The following table summarizes information related to accrued expense liabilities:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued miscellaneous expenses	$1,475	$1,734
Accrued payroll	1,556	622
Accrued ocean freight and other import costs	4,554	4,011
Accrued sale and use taxes	1,187	1,222
Accrued professional services fees	796	619
Accrued vacation and sick pay	1,102	855
Accrued property tax	903	1,190
Accrued shipping expense	2,453	1,844
Accrued sales discount expense	1,108	1,133
Accrued online platform fees	502	136
Accrued interest expense	92	94
Total accrued expenses	$15,728	$13,460

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
The 2026 Term Loan, with an initial balance of $16,115,000 and an option to request additional advances up to a maximum of $6,885,000 through September 2022, which the Company exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $116,000 are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On December 18, 2025 and April 24, 2026, the Company made early payments of $8,000,000 and $400,000, respectively, to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. On September 30, 2026, the Company made a lump-sum payment of $11,208,000 to fully repay the loan upon maturity.
	$—	$12,258
The 2027 Term Loan, with an initial balance of $20,700,000 and an option to request additional advances up to a maximum of $8,000,000 through June 30, 2023, which the Company exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Prior to August 1, 2023, principal and interest payments of $104,000 were due monthly. Beginning August 1, 2023, monthly principal and interest payments increased to $144,000 for the remainder of the loan term, with the remaining principal balance due at maturity. On September 5, 2025, the Company made an early payment of $3,500,000 to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term.
	23,103	23,623
Long-term debt	23,103	35,881
Less: unamortized loan fees	(32)	(78)
Less: current portion	(23,071)	(12,941)
Long-term debt, net of current portion	$—	$22,862

At September 30, 2026, future maturities are:

(in thousands)
2026 (remainder)	$178
2027	22,925
Total	$23,103

The Company was in compliance with all of its financial covenants as of both September 30, 2026 and December 31, 2025.

The 2027 Term Loan matures on July 1, 2027. As of September 30, 2026, the entire remaining balance of $23,103,000 is included in the long-term debt, current portion on the condensed consolidated balance sheet.

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

A summary of the Company’s common stock that has been repurchased as part of the Share Repurchase Program for the three and nine months ended September 30, 2026 is as follows:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Total number of shares repurchased	—	—	74	—
Weighted-average price paid per share	$—	$—	$27.11	$—
Total cost of repurchases	$—	$—	$1,992	$—

As of September 30, 2026, the Company had approximately $10,022,000 of remaining authorization for purchases under the Share Repurchase Program.

In January 2019, the Company’s board of directors adopted the 2019 Stock Incentive Plan (the "Plan"). As of September 30, 2026, a total of 1,136,267 shares of common stock were available for further award grants under the Plan. For the three months ended September 30, 2026 and 2025, the Company recognized a total of $655,000 and $253,000 in stock-based compensation expense, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized a total of $1,493,000 and $1,044,000 in stock-based compensation expense, respectively. The Company recognizes stock-based compensation over the vesting period, which is generally within three years for both the restricted stock units and stock options.

Stock Options

A summary of the Company’s stock option activity under the Plan for the nine months ended September 30, 2026 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	287,467	$18.56	5.8	$1,152
Exercised	(65,357)	18.69
Outstanding at September 30, 2026	222,110	$18.53	5.1	$7,557
Vested and expected to vest at September 30, 2026	222,110	$18.53	5.1	$7,557
Exercisable at September 30, 2026	222,110	$18.53	5.1	$7,557

There were no stock options granted or forfeited during the nine months ended September 30, 2026. At September 30, 2026, all stock options granted under the Plan were fully vested and exercisable.

The aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on September 30, 2026 and December 31, 2025, respectively, multiplied by the number of shares for each option.

Restricted Stock Units

A summary of the Company’s unvested restricted stock units' activity under the Plan for the nine months ended September 30, 2026 is as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	43,500	$28.53
Granted	141,250	23.92
Vested	(41,500)	28.69
Unvested at September 30, 2026	143,250	$23.94

At September 30, 2026, total remaining stock-based compensation cost for unvested restricted stock units was approximately $2,187,000. The cost is expected to be recognized over a weighted-average period of 1.3 years.

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Earnings Per Share

(a)Basic

Basic earnings per share is calculated by dividing the net income attributable to equity holders of the Company for the period by the weighted average number of common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$4,395	$7,325	$40,467	$24,668
Weighted average number of common shares outstanding	19,959	20,091	19,957	20,062
Basic earnings per share	$0.22	$0.36	$2.03	$1.23

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

The following table summarizes the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net income attributable to Karat Packaging Inc.	$4,395	$7,325	$40,467	$24,668
Weighted average number of common shares outstanding	19,959	20,091	19,957	20,062
Dilutive shares
Stock options and restricted stock units	240	110	169	135
Adjusted weighted average number of common shares	20,199	20,201	20,126	20,197
Diluted earnings per share	$0.22	$0.36	$2.01	$1.22

For the three months ended September 30, 2026 and 2025, a total of 0 and 644 potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share. For the nine months ended September 30, 2026 and 2025, a total of 6,222 and 215 potentially dilutive shares, respectively, have been excluded in the diluted earnings per share calculation due to their anti-dilutive impact on earnings per share.

11. Leases

The Company primarily leases manufacturing facilities, distribution centers, and office spaces with lease terms expiring through 2031. The Company recognized the following lease costs in the accompanying condensed consolidated statement of income:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease expense	$3,519	$3,470	$10,261	$10,056
Short-term lease expense	538	442	1,430	1,585
Variable lease expense	471	384	1,345	1,134
Total lease expense	$4,528	$4,296	$13,036	$12,775

For the three months ended September 30, 2026 and 2025, rent expense included in operating expenses was $3,719,000 and $3,580,000, respectively, and rent expense included in cost of goods sold was $809,000 and $716,000, respectively. For the nine months ended September 30, 2026 and 2025, rent expense included in operating expenses was $10,638,000 and $10,525,000, respectively, and rent expense included in cost of goods sold was $2,398,000 and $2,250,000, respectively.

The following table presents supplemental information related to operating leases:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term	2.88 years	3.47 years
Weighted average discount rate	7.0%	6.9%

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Right-of-use assets obtained in exchange for operating lease liabilities	$1,832	$10,457
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$10,831	$9,960

As of September 30, 2026, future lease payments under operating leases were as follows:

(in thousands)
2026 (remainder)	$3,807
2027	14,024
2028	13,454
2029	8,122
2030	1,187
Thereafter	53
Total lease payments	40,647
Less: imputed interest	(3,794)
Total lease liability balance	$36,853

Global Wells has been the landlord under an operating lease agreement with an unrelated party since September 2020. On February 28, 2025, the lease agreement between Global Wells and the tenant was terminated and effective March 1, 2025, Global Wells entered into a new six-year operating lease agreement ending on February 28, 2031 with a different unrelated party that generates monthly rental payments from $87,000 to $101,000. The expected rental income is $282,000 for the remaining three months of the year ending December 31, 2026, $1,128,000 per annum over the next four years, and $188,000 for the year ending December 31, 2031.

12. Related Party Transactions

Keary Global Group, Ltd. ("Keary Global") owns 250,004 shares of the Company's common stock as of September 30, 2026, which Keary Global acquired upon exercise of two convertible notes during the third quarter of 2018. Keary Global and its affiliate, Keary International, Ltd. ("Keary International"), are owned by a family member of one of

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the Company’s stockholders. In addition to being a stockholder, Keary Global and Keary International are inventory suppliers and purchasing agents for the Company overseas. The Company has an ongoing agreement (the "Procurement Agreement") with Keary Global, which was amended and restated on June 26, 2025 to clarify the responsibilities of both parties under the Procurement Agreement. At September 30, 2026 and December 31, 2025, the Company has accounts payable due to Keary Global of $7,603,000 and $4,672,000, respectively. Purchases for the three months ended September 30, 2026 and 2025 from Keary Global were $9,344,000 and $4,889,000, respectively. Purchases for the nine months ended September 30, 2026 and 2025 from Keary Global were $31,807,000 and $25,812,000, respectively.

On June 26, 2025, the Company renewed the New Jersey Lease with Global Wells, extending the lease term for an additional five years to August 31, 2030. Under this lease renewal, monthly base lease payments range from $122,000 to $140,000 after an initial rent abatement period.

On September 30, 2026, Global Wells entered into a loan agreement with Lollicup, under which Lollicup provided a $12,000,000 term loan to Global Wells. The loan bears interest at a fixed rate of 6.0% per annum and matures on September 30, 2031. Principal payments of $50,000 are due on the last day of each calendar month, commencing October 31, 2026, with the remaining principal balance of $9,000,000, together with all accrued interest, payable in a lump sum on the maturity date. The intercompany loan and related interest income and expense are eliminated upon consolidation.

13. Income Taxes

For the three months ended September 30, 2026 and 2025, the Company's income tax expense was $1,125,000 and $2,304,000, respectively, with an effective tax rate of 19.2% and 23.3%, respectively. For the nine months ended September 30, 2026 and 2025, the Company's income tax expense was $12,743,000 and $7,884,000, respectively, with an effective tax rate of 23.5% and 23.6%, respectively. For the three and nine months ended September 30, 2026, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes, the nontaxable noncontrolling interest income, and the stock compensation windfall benefit from stock options exercised. For the three and nine months ended September 30, 2025, the Company's effective tax rate differed from the United States federal statutory rate of 21% primarily due to state taxes, the nontaxable noncontrolling interest income, and research and development credits.

In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based upon the level of historical taxable income, at this time, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in each jurisdiction. As such, as of September 30, 2026, the Company did not record any valuation allowance.

On July 4, 2025, the President signed H.R.1, the One Big Beautiful Bill Act into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes, primarily timing differences with no net impact, were incorporated in the income tax provision for both the period ended September 30, 2026 and 2025.

The Company remains subject to IRS examination for the 2024 through 2025 tax years. Additionally, the Company files multiple state and local income tax returns and remains subject to examination in various jurisdictions for the 2022 through 2025 tax years. The Company continues to work with the IRS relating to the 2016 and 2017 tax years and does not expect a material impact to the financial statements. In October 2025, the Company received a notice from the IRS that its 2023 federal income tax return was selected for examination. In October 2026, the IRS confirmed that the examination of the 2023 tax year has been completed with no adjustments. As of both September 30, 2026 and December 31, 2025, the Company did not have any unrecognized tax benefit.

14. Commitments and Contingencies

In May 2023, the Company received a Notice of Investigations and Interim Measures stating that the U.S. Customs and Border Protection ("CBP") had initiated a formal investigation to determine whether the Company had evaded the anti-dumping and countervailing duty orders on lightweight thermal paper from China by transshipping the merchandise through Taiwan. The period of investigation was from January 2022 through the pendency of the investigation. On

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 5, 2024, CBP issued its Notice of Determination concluding that the manufacturing procedures performed by the manufacturer in Taiwan, which the Company imported certain thermal paper products from, did not constitute substantial transformation. On March 19, 2024, the Company submitted a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, the Company started to receive bills related to certain of its thermal paper shipments. During the year ended December 31, 2025, the Company submitted protests of certain bills received with CBP, and received its determination on all submitted protests as of April 3, 2026. The Company made total payments of $1,909,000 related to certain shipments under the investigation for the year ended December 31, 2025 and $273,000 for the nine months ended September 30, 2026. Additionally, the Company made total payments of $788,000 in October 2026. Payments on bills received are currently due as all submitted protests are resolved. The Company maintains a liability reserve, representing the total estimated probable loss from the investigation plus accrued interest, of $927,000 and $1,720,000 as of September 30, 2026 and December 31, 2025, respectively. The amount of the final payments could vary significantly from the estimated liability reserve.

On February 20, 2026, the U.S. Supreme Court held that certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. The case was remanded to the U.S. Court of International Trade for further instructions regarding the refund of all IEEPA tariffs paid by importers of record. The Company has completed the process of reviewing its import data, and determined that it has paid a total of $25,982,000 of IEEPA tariffs during the year ended December 31, 2025 and the first two months of 2026. In April 2026, the Company submitted refund claims totaling $25,790,000 eligible for processing at time of filing. The Company did not recognize any IEEPA tariff refunds during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recognized IEEPA tariff refunds of $26,722,000, including principal of $25,790,000 recognized as a reduction of cost of goods sold because all related inventory was sold at the time of recognition and interest of $932,000 recognized as interest income in the accompanying condensed consolidated statements of income. Of the total amount recognized, $25,192,000 had been received and $1,530,000 was deemed probable and recognized as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2026.

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

15. Segment Report

The Company operates and evaluates its business as a single reportable segment. The following is the summary of the financial information for the Company’s reportable segment:

KARAT PACKAGING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$134,742	$124,516	$387,991	$352,126
Less (add):
Cost of goods sold	89,611	81,598	224,174	219,339
Shipping and transportation	13,876	11,082	37,482	31,945
Salaries and benefits	10,879	9,992	30,885	28,332
Professional services	1,303	1,258	4,159	3,880
Depreciation and amortization	1,204	1,186	3,560	3,470
Rent expense	3,333	3,297	9,658	9,389
Marketing expense	2,038	1,344	5,489	4,434
Online platform fees	2,486	1,606	6,492	5,738
Warehouse expense	1,579	1,145	4,267	3,099
Stock-based compensation	655	253	1,493	1,044
Secondary offering transaction costs	—	—	—	214
(Gain) loss, net, on disposal of property and equipment	(52)	(403)	8	(703)
Interest expense	420	539	1,254	1,569
Provision for income taxes	1,125	2,304	12,743	7,884
Other segment expenses*	2,958	3,585	9,386	9,002
Interest income	(518)	(415)	(1,965)	(1,657)
Other income, net	(881)	(1,458)	(2,610)	(323)
Segment net income	4,726	7,603	41,516	25,470
Reconciliation of segment net income to consolidated net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$4,726	$7,603	$41,516	$25,470
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

17. Subsequent Events

On November 3, 2026, the Company's Board of Directors declared a regular quarterly cash dividend of $0.47 per share on the Company's common stock, which will be paid on or about November 27, 2026 to shareholders of record at the close of business on November 19, 2026.

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

•our ability to attract and retain skilled personnel and senior management; and

•other risks and uncertainties described in “Risk Factors" as set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (the "SEC") on March 13, 2026 (the "2025 Form 10-K").

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

We operate an approximately 500,000 square foot distribution center located in Rockwall, Texas, an approximately 300,000 square foot distribution center in Chino, California, and an approximately 76,000 square foot distribution center located in Kapolei, Hawaii. We have selected manufacturing capabilities in all of these facilities. In addition, we operate eight other distribution centers located in Chino, California; Puyallup, Washington; Summerville, South Carolina; Branchburg, New Jersey; Kapolei, Hawaii; Aurora, Illinois; Mesa, Arizona; and Sugar Land, Texas. We recently entered into a 50-month lease agreement for a new distribution center in Orlando, Florida, which is expected to be fully operational in November 2026. Our distribution centers are strategically located in proximity to major population centers, including the Los Angeles, New York, Chicago, Dallas, Houston, Seattle, Phoenix, Atlanta, Honolulu and Orlando metro areas. On October 17, 2025, we announced that Lollicup, our wholly-owned business operating subsidiary, relocated its headquarters to Rockwall, Texas, from Chino, California.

We manage and evaluate our operations in one reportable segment.

Trade and Tariffs Update

Beginning in 2025, the U.S. implemented a baseline tariff framework on most imports with higher country and product-specific rates for certain trading partners, including Taiwan and China, among others. In February 2026, the U.S. Supreme Court ruled that these tariffs levied under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. With the removal of IEEPA tariffs following the Supreme Court's ruling, a new temporary 10% tariff for all imports under Section 122 of the Trade Act of 1974 was imposed effective February 24, 2026, and remained in effect for 150 days, the maximum period that Section 122 permits without congressional action. Subsequent to the expiration of the Section 122 tariff on July 24, 2026, new Section 301 tariffs ranging from 10% to 12.5% were imposed on approximately 60 trading partners effective July 24, 2026.

As a result of the Supreme Court’s ruling, and in response to the order from the U.S. Court of International Trade, the U.S. Customs and Border Protection ("CBP") formalized a process for refunds of previously paid IEEPA tariffs to importers of record. We have completed the process of reviewing our import data, and determined that we have paid a total of $26.0 million of IEEPA tariffs during the year ended December 31, 2025 and the first two months of 2026. In April 2026, we submitted refund claims totaling $25.8 million eligible for processing at time of filing, and expect to submit the remaining eligible claims once CBP opens the filing window.

We did not recognize any IEEPA tariff refunds during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we recognized IEEPA tariff refunds of $26.7 million, including principal of $25.8 million recognized as a reduction of cost of goods sold because all related inventory was sold at the time of recognition, and interest of $0.9 million recognized as interest income in the accompanying condensed consolidated statements of income.

Business Highlights and Trends

•We continue to realign our global supply chain within a dynamic global trade environment and diversified sourcing to countries with more favorable trade conditions, such as increasing sourcing from Indonesia, South America, and Malaysia for the three and nine months ended September 30, 2026 to an aggregate of 19.4% and 15.6%, respectively, from 13.0% and 9.6%, respectively, for the three and nine months ended September 30, 2025. Further, we have decreased our sourcing from Taiwan for the three and nine months ended September 30, 2026 to 39.1% and 43.1%, respectively, from 41.6% and 51.5%, respectively, for the three and nine months ended September 30, 2025. Similarly, we have decreased our sourcing from China for the three and nine months ended September 30, 2026 to 14.4% and 12.5%, respectively, from 17.1% and 14.9%, respectively, for the three and nine months ended September 30, 2025.

•We did not recognize any IEEPA tariff refunds during the three months ended September 30, 2026. For the nine months ended September 30, 2026, we recognized $25.8 million as a reduction of cost of goods sold and $0.9 million as interest income related to IEEPA tariff refunds. The recorded IEEPA tariff refunds increased our gross profit and our adjusted EBITDA by $25.8 million, our other income, net, by $0.9 million, and our net income by $20.2 million for the nine months ended September 30, 2026. The refunds delivered benefits to our gross margin and our adjusted EBITDA margin of 660 basis points and our net income margin of 520 basis points for the nine months ended September 30, 2026. The refunds represent the recovery of tariffs paid in prior periods and provided a one-time benefit to our results during the nine months ended September 30, 2026. Cash received from IEEPA tariff refunds, included in cash from operating activities, totaled $25.2 million during the nine months ended September 30, 2026.

•We recorded quarterly net sales of $134.7 million for the three months ended September 30, 2026, an increase of 8.2% in amount and 7.4% in volume, compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, we recorded net sales of $388.0 million, an increase of 10.2% in amount and 8.8% in volume, compared to the nine months ended September 30, 2025.

•Our gross margin was 33.5% and 42.2% for the three and nine months ended September 30, 2026, a decrease of 100 and an increase of 450 basis points compared to the three and nine months ended September 30, 2025, respectively.

•We recorded quarterly net income of $4.7 million for the three months ended September 30, 2026, a decrease of 37.8% compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, we recorded net income of $41.5 million, an increase of 63.0%, compared to the nine months ended September 30, 2025.

•Our net income margin was 3.5% and 10.7% for the three and nine months ended September 30, 2026, a decrease of 260 and an increase of 350 basis points compared to the three and nine months ended September 30, 2025, respectively.

•We generated $9.7 million and $50.0 million in net cash from operating activities for the three and nine months ended September 30, 2026, an increase of 885.7% and 171.0% compared to the three and nine months ended September 30, 2025, respectively.

•We generated consolidated Adjusted EBITDA, a non-GAAP measure defined below, of $8.9 million and $63.0 million for the three and nine months ended September 30, 2026, a decrease of 31.5% and an increase of 47.8% compared to the three and nine months ended September 30, 2025, respectively.

•Our Adjusted EBITDA margin, a non-GAAP measure defined below, was 6.6% and 16.2% for the three and nine months ended September 30, 2026, a decrease of 390 and an increase of 410 basis points compared to the three and nine months ended September 30, 2025, respectively.

•As of September 30, 2026, we had financial liquidity of $37.0 million, consisting of $33.4 million in cash and cash equivalents and $3.6 million in availability under Line of Credit. In addition, we had $10.0 million in short-term investments as of September 30, 2026.

•On September 30, 2026, we made a lump-sum payment of $11.2 million to fully repay the 2026 Term Loan upon maturity.

•On November 3, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.47 per share on our common stock, which will be paid on or about November 27, 2026 to shareholders of record at the close of business on November 19, 2026.

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

•Most of our products are sourced from vendors abroad and as a result we incur freight costs from these overseas import shipments, which could be a significant component of our cost of goods sold. Elevated ocean freight rates could pressure our gross margin, and if we raise our prices, dampen the demand for our products. Steady or dropping ocean freight could yield significant opportunities for us to expand our margin. However, it could also reduce the barrier of entry, intensifying the competition.

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

Results of Operations

The amount and percentage changes calculated in the discussion below were based on numbers rounded to the nearest thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$134,742	$124,516	$387,991	$352,126
Cost of goods sold	89,611	81,598	224,174	219,339
Gross profit	45,131	42,918	163,817	132,787
Operating expenses	40,259	34,345	112,879	99,844
Operating income	4,872	8,573	50,938	32,943
Other income, net	979	1,334	3,321	411
Provision for income taxes	1,125	2,304	12,743	7,884
Net income	$4,726	$7,603	$41,516	$25,470

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net sales

Net sales were $134.7 million for the three months ended September 30, 2026 compared to $124.5 million for the three months ended September 30, 2025, an increase of $10.2 million, or 8.2%. The sales growth was primarily driven by an increase of $10.7 million in volume and product mix, as well as a $0.4 million favorable year-over-year pricing comparison, partially offset by a decrease of $0.8 million in shipping and logistics revenue.

Cost of goods sold

Cost of goods sold was $89.6 million for the three months ended September 30, 2026, compared to $81.6 million for the three months ended September 30, 2025, an increase of $8.0 million, or 9.8%. Product costs increased by $7.2 million compared to the three months ended September 30, 2025 due to increased sales volume and resin prices. Import costs increased by $1.3 million, compared to the three months ended September 30, 2025, as ocean freight costs grew $2.4 million due to an 11.7% increase in the number of containers imported and a 17.0% increase in average container rate, while duty and tariff costs decreased by $1.1 million.

Gross profit

Gross profit was $45.1 million for the three months ended September 30, 2026 compared to $42.9 million for the three months ended September 30, 2025, an increase of $2.2 million, or 5.2%. Gross margin was 33.5% for the three months ended September 30, 2026 compared to 34.5% for the three months ended September 30, 2025, a decrease of 100 basis points, primarily resulting from product costs as a percentage of net sales increasing to 50.6% from 48.9%, partially offset by depreciation expense as a percentage of net sales decreasing to 1.0% from 1.3%, compared to the three months ended September 30, 2025.

Operating expenses

Operating expenses were $40.3 million for the three months ended September 30, 2026 compared to $34.3 million for the three months ended September 30, 2025, an increase of $5.9 million, or 17.2%. Shipping and transportation costs increased $2.8 million during the three months ended September 30, 2026, mainly due to the increase in online shipping costs of $2.2 million as online sales grew 37.7% compared to the three months ended September 30, 2025. Driven by this online sales growth, online platform fees also increased $0.9 million and online marketing expense increased $0.7 million. Additionally, salaries and benefits increased $0.9 million, warehouse expense increased $0.4 million, and stock-based compensation expense increased $0.4 million.

Operating income

Operating income was $4.9 million for the three months ended September 30, 2026 compared to $8.6 million for the three months ended September 30, 2025, a decrease of $3.7 million, or 43.2%. The decrease was due to an increase in operating expenses of $5.9 million, partially offset by an increase in gross profit of $2.2 million, as discussed above.

Other income, net

Other income, net was $1.0 million for the three months ended September 30, 2026 compared to $1.3 million for the three months ended September 30, 2025, a decrease of $0.4 million, or 26.6%, primarily due to a decrease in gain on foreign currency transactions of $0.5 million as a result of the fluctuation of currency exchange rate between the United States Dollar and the New Taiwan Dollar.

Provision for income taxes

Provision for income taxes was $1.1 million for the three months ended September 30, 2026 compared to $2.3 million for the three months ended September 30, 2025, a decrease of $1.2 million, or 51.2%. The Company’s effective tax rate decreased to 19.2% for the three months ended September 30, 2026 compared to 23.3% for the three months ended September 30, 2025, primarily due to the stock compensation windfall benefit from stock options exercised.

Net income

Net income was $4.7 million for the three months ended September 30, 2026 compared to $7.6 million for the three months ended September 30, 2025, a decrease of $2.9 million, or 37.8%. The decrease was primarily driven by a decrease of $3.7 million in operating income and a decrease of $0.4 million in other income, net, partially offset by a decrease of $1.2 million in provision for income taxes, as discussed above.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net sales

Net sales were $388.0 million for the nine months ended September 30, 2026 compared to $352.1 million for the nine months ended September 30, 2025, an increase of $35.9 million, or 10.2%. The year-over-year increase in net sales was primarily driven by an increase of $36.5 million in volume and change in product mix, as well as a $2.2 million favorable year-over-year pricing comparison, partially offset by a decrease of $2.8 million in shipping and logistics revenue.

Cost of goods sold

Cost of goods sold was $224.2 million for the nine months ended September 30, 2026 compared to $219.3 million for the nine months ended September 30, 2025, an increase of $4.8 million, or 2.2%. Product costs increased by $19.3 million compared to the nine months ended September 30, 2025 primarily as a result of higher sales volume and resin prices. Import costs increased by $12.0 million compared to the nine months ended September 30, 2025, as duty and tariff costs increased by $9.5 million from $18.4 million for the nine months ended September 30, 2025 to $27.8 million for the nine months ended September 30, 2026, and ocean freight costs increased by $1.7 million, primarily driven by a 4.9% increase in the number of containers imported and a 3.3% increase in average container rate. These increases were partially offset by a decrease of $0.7 million in logistic costs compared to the nine months ended September 30, 2025 and $25.8 million of IEEPA tariff refunds recognized during the nine months ended September 30, 2026.

Gross profit

Gross profit was $163.8 million for the nine months ended September 30, 2026 compared to $132.8 million for the nine months ended September 30, 2025, an increase of $31.0 million, or 23.4%. Gross margin was 42.2% for the nine months ended September 30, 2026 compared to 37.7% for the nine months ended September 30, 2025, an increase of 450 basis points. IEEPA tariff refunds delivered a favorable impact on gross margin of 660 basis points for the nine months ended September 30, 2026. Partially offsetting this benefit, product costs as a percentage of net sales increased to 49.4% from 49.0% and import costs as a percentage of net sales increased to 13.0% from 11.0%, compared to the nine months ended September 30, 2025.

Operating expenses

Operating expenses were $112.9 million for the nine months ended September 30, 2026 compared to $99.8 million for the nine months ended September 30, 2025, an increase of $13.0 million, or 13.1%. Shipping and transportation costs increased $5.5 million during the nine months ended September 30, 2026 driven by higher shipping volume mainly due to online sales growth of 24.1% compared to the nine months ended September 30, 2025 and increased shipping rates. Driven by this online sales growth, online marketing expense also increased $1.1 million and online platform fees increased $0.8 million. In addition, salaries and benefits increased $2.6 million, warehouse expense increased $1.2 million, and stock-based compensation expense increased $0.4 million. Further, a net loss of less than $0.1 million was recognized on disposal of property and equipment during the nine months ended September 30, 2026 compared to a $0.7 million gain during the nine months ended September 30, 2025.

Operating income

Operating income was $50.9 million for the nine months ended September 30, 2026 compared to $32.9 million for the nine months ended September 30, 2025, an increase of $18.0 million, or 54.6%. The increase was due to an increase in gross profit of $31.0 million, partially offset by an increase in operating expenses of $13.0 million, as discussed above.

Other income, net

Other income, net was $3.3 million for the nine months ended September 30, 2026 compared to $0.4 million for the nine months ended September 30, 2025, an increase of $2.9 million, or 708.0%. The increase was driven primarily by a gain on foreign currency transactions of $0.3 million during the nine months ended September 30, 2026, compared with a loss on foreign currency transactions of $1.9 million during the nine months ended September 30, 2025, due to the foreign currency fluctuation between the United States Dollar and the New Taiwan Dollar. In addition, interest income increased $0.3 million due to $0.9 million interest income related to IEEPA tariff refunds recognized in the nine months ended September 30, 2026, partially offset by a decrease of $0.6 million in interest income from investment in certificates of deposit compared to the nine months ended September 30, 2025.

Provision for income taxes

Provision for income taxes was $12.7 million, including a $6.6 million impact from IEEPA tariff refunds, for the nine months ended September 30, 2026 compared to $7.9 million for the nine months ended September 30, 2025, an increase of $4.9 million, or 61.6%. The Company’s effective tax rate was 23.5% for the nine months ended September 30, 2026 compared to 23.6% for the nine months ended September 30, 2025.

Net income

Net income was $41.5 million for the nine months ended September 30, 2026 compared to $25.5 million for the nine months ended September 30, 2025, an increase of $16.0 million, or 63.0%. The increase was primarily driven by an increase of $18.0 million in operating income and an increase of $2.9 million in other income, net, partially offset by an increase of $4.9 million in provision for income taxes, as discussed above.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to assess our financial and operating performance that are not defined by, or calculated in accordance with, U.S. GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with U.S. GAAP; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure calculated and presented in accordance with U.S. GAAP.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin.

Reconciliation of Adjusted EBITDA (unaudited)	Three Months Ended September 30,
	2026		2025
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$4,726	3.5%	$7,603	6.1%
Add (deduct):
Interest income	(518)	(0.4)	(415)	(0.3)
Interest expense	420	0.3	539	0.4
Provision for income taxes	1,125	0.8	2,304	1.9
Depreciation and amortization	2,535	1.9	2,766	2.2
Stock-based compensation expense	655	0.5	253	0.2
Adjusted EBITDA	$8,943	6.6%	$13,050	10.5%

Reconciliation of Adjusted EBITDA (unaudited)	Nine Months Ended September 30,
	2026		2025
	(in thousands, except percentages)
	Amount	% of Net Sales	Amount	% of Net Sales
Net income	$41,516	10.7%	$25,470	7.2%
Add (deduct):
Interest income	(1,965)	(0.5)	(1,657)	(0.5)
Interest expense	1,254	0.3	1,569	0.4
Provision for income taxes	12,743	3.3	7,884	2.2
Depreciation and amortization	8,003	2.1	8,132	2.4
Stock-based compensation expense	1,493	0.3	1,044	0.3
Secondary offering transaction costs (1)	—	—	214	0.1
Adjusted EBITDA	$63,044	16.2%	$42,656	12.1%
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

Set forth below is a reconciliation of net cash provided by operating activities to Free Cash Flow:

Reconciliation of Free Cash Flow (unaudited)	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities (2)	$50,025	$18,458
Deduct:
Purchases of property and equipment	(678)	(520)
Deposits paid for property and equipment	(2,129)	(3,244)
Free Cash Flow	$47,218	$14,694
(2) Net cash provided by operating activities included cash receipts related to the IEEPA tariff refunds of $25.2 million during the nine months ended September 30, 2026.

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

As described in Note 6 — Line of Credit to the condensed consolidated financial statements, the Line of Credit is available for working capital and general corporate purposes and is secured by our assets. It consists of a revolving loan facility and a standby letter of credit sub-limit. We are not required to pay a commitment (unused) fee on the undrawn portion of the Line of Credit and interest is payable monthly. On March 3, 2025, we amended the Line of Credit. Prior to March 3, 2025, the revolving loan facility had a maximum borrowing capacity of $40.0 million and interest accrued at an annual rate of one month term Secured Overnight Financing Rate ("SOFR") plus 2.50%, with a SOFR floor of 1.00%. The amendment on March 3, 2025, among other things, (1) extended the maturity date to March 14, 2027, (2) reduced the maximum borrowing capacity of the revolving loan facility to $20.0 million, and (3) revised the interest on any Line of Credit borrowings to an annual rate of one month term SOFR plus 2.25%, with a SOFR floor of 1.00%. On March 17, 2025, August 21, 2025, October 3, 2025, and May 11, 2026, we entered into four separate amendments of the Line of Credit, increasing the standby letter of credit sub-limit, respectively, from $5.0 million to $7.5 million, from $7.5 million to $10.0 million, from $10.0 million to $15.0 million, and from $15.0 million to $18.0 million. As of September 30, 2026, the amount issued under the standby letter of credit was $16.4 million, and the maximum remaining amount that could be borrowed under the Line of Credit was $3.6 million.

As described in Note 8 — Long-Term Debt to the condensed consolidated financial statements, on June 17, 2022, we entered into a $28.7 million term loan agreement which matures July 1, 2027 (the "2027 Term Loan"). The 2027 Term Loan had an initial balance of $20.7 million and an option to request additional advances up to a maximum of $8.0 million through June 30, 2023, which we exercised in March 2023. Interest accrues at a fixed rate of 4.375% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On September 5, 2025, we made an early payment of $3.5 million to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. The 2027 Term Loan is collateralized by substantially all of Global Wells’ assets and is guaranteed by one of our stockholders. In accordance with the loan agreement, Global Wells is required to comply with certain financial covenants, including a minimum debt service coverage ratio. As of September 30, 2026, the entire remaining balance of $23.1 million is included in the long-term debt, current portion on the condensed consolidated balance sheet.

Additionally, we had a $23.0 million term loan that matured on September 30, 2026 (the "2026 Term Loan"). The 2026 Term Loan had an initial balance of $16.1 million and an option to request additional advances up to a maximum of $6.9 million through September 2022, which we exercised in February 2022. Interest accrues at a fixed rate of 3.5% per annum. Principal and interest payments of $0.1 million are due monthly throughout the term of the loan, with the remaining principal balance due at maturity. On December 18, 2025 and April 24, 2026, we made early payments of $8.0 million and $0.4 million, respectively, to reduce the remaining principal balance due at maturity, with total monthly payments remaining the same for the remainder of the loan term. On September 30, 2026, we made a lump-sum payment of $11.2 million to fully repay the loan upon maturity. The 2026 Term Loan was collateralized by substantially all of Global Wells’ assets and was guaranteed by Global Wells and one of our stockholders. In accordance with the loan agreement, Global Wells was required to comply with certain financial covenants, including a minimum debt service coverage ratio.

As of September 30, 2026, we were in compliance with the financial covenants under all of our loan agreements, and do not expect material uncertainties in our continued ability to be in compliance with all financial covenants through the remaining term of all of our loan agreements. As of September 30, 2026, we had no borrowings outstanding under the Line of Credit and $23.1 million in outstanding balance under the 2027 Term Loan.

As discussed in Note 14 — Commitments and Contingencies to the condensed consolidated financial statements, on February 5, 2024, we received a Notice of Determination from the U.S. Customs and Border Protection ("CBP") related to its investigation to determine whether we have evaded the anti-dumping and countervailing duty on certain imported thermal paper products. On March 19, 2024, we submitted a request for an administrative review of the initial determination issued by CBP. On June 11, 2024, CBP completed the administrative review and upheld its initial conclusion. In February 2025, we started to receive bills related to certain of our thermal paper shipments. During the year ended December 31, 2025, we submitted protests of certain bills received with CBP, and received its determination on all submitted protests as of April 3, 2026. We made total payments of $1.9 million related to certain shipments under the investigation for the year ended December 31, 2025 and $0.3 million for the nine months ended September 30, 2026. Additionally, we made total payments of $0.8 million in October 2026. Payments on bills received are currently due as all submitted protests are resolved. Although we have an import duty liability reserve of $0.9 million as of September 30, 2026, the amount of the final payments could vary significantly from the estimated liability reserve.

On February 20, 2026, the U.S. Supreme Court held that certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. The case was remanded to the U.S. Court of International Trade for further instructions regarding the refund of all IEEPA tariffs paid by importers of record. We have completed the process of reviewing our import data, and determined that we have paid a total of $26.0 million of IEEPA tariffs during the year ended December 31, 2025 and the first two months of 2026. In April 2026, we submitted refund claims totaling $25.8 million eligible for processing at time of filing and expect to submit the remaining eligible claims once CBP opens the filing window.

We did not recognize any IEEPA tariff refunds during the three months ended September 30, 2026, but recognized $26.7 million during the nine months ended September 30, 2026. Of the total amount recognized, $25.2 million had been received and $1.5 million was deemed probable and recognized as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2026. We currently expect to receive the refund of the remaining $1.5 million within the next 12 months, and continue to closely monitor the status of our submitted claims and developments.

Additionally, on November 3, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.47 per share on our common stock, which will be paid on or about November 27, 2026 to shareholders of record at the close of business on November 19, 2026. Prior to this, we paid out regular quarterly cash dividends totaling $27.3 million in the current fiscal year.

Our ongoing operations and growth strategy may require us to continue to make investments in new markets and products, logistics and manufacturing infrastructure, e-commerce platforms, talent, and technology capabilities. In addition, we may consider making strategic acquisitions and investments which could require significant liquidity. The rapidly changing macroeconomic, geopolitical and global trade dynamics created significant uncertainty in the global economy and capital markets, which could have long-lasting adverse effects. We currently believe that our cash on hand, ongoing cash flows from our operations and funding available under our borrowings will be adequate to meet our working capital needs, service our debt, including the entire balance due on our 2027 Term Loan upon maturity, make lease payments, and fund capital expenditures for at least the next 12 months. We continue to explore other options to further expand our liquidity to support the business growth and enhance shareholder value.

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

Liquidity Position

The following table summarizes total current assets, liabilities and working capital at September 30, 2026 compared to December 31, 2025:

	September 30, 2026	December 31, 2025	Change
	(in thousands)
Current assets	$191,929	$161,188	$30,741
Current liabilities	104,894	70,220	34,674
Working capital	$87,035	$90,968	$(3,933)

As of September 30, 2026, we had working capital of $87.0 million compared to $91.0 million as of December 31, 2025, representing a decrease of $3.9 million, or 4.3%, driven by an increase of $34.7 million in current liabilities, partially offset by an increase of $30.7 million in current assets. The increase in current liabilities was primarily driven by an increase in accounts payable and related party payables of $21.6 million, an increase in long-term debt, current portion of $10.1 million, and an increase in accrued expenses of $2.3 million. The increase in current assets was primarily driven by an increase in inventories of $15.1 million primarily due to seasonality, an increase in accounts receivable of $8.5 million as a result of stronger sales, an increase in cash and cash equivalents and short-term investments of $5.6 million, and an increase in prepaid expenses and other current assets of $1.6 million due to the addition of the $1.5 million IEEPA tariff receivable.

Cash Flows

The following table summarizes cash flow for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$50,025	$18,458
Net cash (used in) provided by investing activities	(13,045)	5,447
Net cash used in financing activities	(41,416)	(31,467)
Net change in cash and cash equivalents	$(4,436)	$(7,562)

Cash flows provided by operating activities. Net cash provided by operating activities was $50.0 million for the nine months ended September 30, 2026, primarily the result of net income of $41.5 million, adjusted for certain non-cash items totaling $19.2 million, consisting mainly of depreciation and amortization of fixed assets and operating right-of-use assets, stock-based compensation, and allowance for bad debt and inventory adjustments. In addition, cash decreased by $10.7 million from changes in working capital, primarily as a result of a decrease of $16.1 million from an increase in inventory due to increased inventory purchases, a decrease of $9.0 million from an increase in accounts receivable due to higher sales, a decrease of $9.0 million from a reduction in operating lease liabilities, and a decrease of $1.3 million from an increase in prepaid expenses, partially offset by an increase of $22.1 million from higher accounts and related party payables primarily due to increased inventory purchases and an increase of $2.3 million from higher accrued expenses.
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

Cash flows (used in) provided by investing activities. Net cash used in investing activities was $13.0 million for the nine months ended September 30, 2026, which primarily included $15.7 million in purchases of short-term investments, $2.1 million in deposits paid for the purchase of property and equipment, and $0.7 million paid to directly purchase property and equipment, partially offset by $5.7 million in redemption of short-term investments.
Net cash provided by investing activities was $5.4 million for the nine months ended September 30, 2025, which primarily included $24.7 million in redemptions of short-term investments, partially offset by $16.3 million in purchases of short-term investments and $3.2 million of deposits paid for the purchase of property and equipment.

Cash flows used in financing activities. Net cash used in financing activities was $41.4 million for the nine months ended September 30, 2026, which primarily included $27.3 million of cash dividends paid to shareholders, $12.8 million of payments towards long-term debt, and $2.0 million of repurchases of common stock, partially offset by $1.2 million of proceeds from exercise of common stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 6, 2026	KARAT PACKAGING INC.

	By:	/s/ Alan Yu
Alan Yu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jian Guo
Jian Guo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)